Form 10KSB
period 1999-12-31
MARINA CAPITAL INC
filed 2000-04-03
CIK 1027983

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ________________

Commission file number: 0-26457

                             Marina Capital, Inc.
                (Name of small business issuer in its charter)

            Utah                                             87-0554016
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

2605 Wall Ave., Odgen, Utah                                  84401
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (801) 394-2400

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

                                          Common Stock, .001 par value
                                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		Yes 	X			 No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10KSB. 	[ ]

Issuer's revenues for its most recent fiscal year: $35,334.00

Aggregate market value of voting stock held by non-affiliates of the issuer
as of:   12/31/99: $0

Number of shares of common stock, .001 par value, outstanding on 12/31/00
was    4,058,774

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format: Yes   ; No x

                             Marina Capital, Inc.


                                 FORM 10-KSB
                              TABLE OF CONTENTS

ITEM 1.      DESCRIPTION OF BUSINESS

ITEM 2.      DESCRIPTION OF PROPERTY

ITEM 3.      LEGAL PROCEEDINGS

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7.      FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10.     EXECUTIVE COMPENSATION

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

PART I

Item 1.  Description of business

This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Marina Capital, Inc.'s actual results may differ significantly from the results discussed in the forward-looking statements.

Forward-Looking Information-General

This report contains a number of forward-looking statements, which reflect Marina's current views with respect to future events and financial performance including statements regarding Marina's projections, real estate projects and real estate investments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof Marina undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Additionally, these statements are based on certain assumptions that my prove to be erroneous and are subject to certain risks including, but not limited to, Marina's dependence on limited cash resources, and its dependence on certain key personnel within Marina. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

Background of the Company

Marina Capital, Inc. ("Marina") was incorporated in the State of Utah on the 5th day of March, 1996, as a Subchapter-S Corporation. The Subchaper-S Corporation election was terminated by Marina as of January 1, 1997. Marina established a C-Corporation in place of the Subchapter-S Corporation on January 1, 1997. Marina is considered as being in the development stage.

Marina is, and has been for the past three years, a development stage company that is in the business of real estate development, real estate sales, mortgage brokering, land planning and business consulting. Marina identifies and develops specific parcels of real property in various locations within the State of Utah and other geographical locations. The real property may be acquired through outright purchases, lease, options or through other acceptable arrangements. In addition, Marina in some instances may act as a lender, broker, marketer or business consultant for other companies.

Marina is a development stage Company which is comprised of a group of highly experienced professionals, specializing in real estate planning, development, sales, mortgage banking, marketing, consulting, acquisitions and business development. The management group has accumulated over 100 years of combined experience in providing services in the areas of management, accounting, advertising, marketing, land planning, legal, mortgage banking, real estate sales, real estate development, and the raising of capital through equity and debt financing. Thus, Marina is uniquely structured to operate as a real estate developer, broker, mortgage lender, principal, facilitator, marketer, consulting and joint venture partner.

Marina specializes primarily in the development of real estate projects and real estate sales in the State of Utah but will consider other geographical areas as opportunities arise. Marina develops its own residential, recreational and commercial projects as well as provides consulting and professional services for other developers.

Marina is also the manager of Marina Holding, LLC, a Utah Limited Liability Company and is the sole member. Marina Holding, LLC is the manager of Shupe-Williams Plaza, LLC, a Utah Limited Liability Company. Shupe-Williams Plaza, LLC, is the owner (by Warranty Deed) of the Shupe-Williams property located at 2605 Wall Avenue, Ogden, Utah.

Marina has several projects in various stages of development; however, most of these projects are still in the planning stages and major development has not commenced. Marina has begun construction of the Shupe-Williams building, but has not completed the build out or sales of the property.

Divisions

Marina is composed of three divisions: (a) Marina Capital Development Services-land planning/engineering and consulting; (b) Marina Capital-real estate sales and marketing, at this time, has generated a total sales volume of $1,553,390 between twelve properties representing $58,074 in commissions; and (c) Marina Capital Mortgage-originating, processing and funding construction and mortgage loans division, has not, as yet, been developed by Marina. However, Marina proposes to develop this division in the year 2000.

Marina began its real estate sales business in January of 1997, opening the Ogden, Utah office in March of 1997, and the San Francisco office in April, 1998. Marina has four real estate sales associates.

The Market

Utah's business growth over the past several years has been extensive. With the selection of Salt Lake City as the site of the 2002 WINTER OLYMPIC GAMES, the State's robust economy, job creation and excellent quality of life, Utah continues to generate national attention. Such rapid economic growth gives rise to continued real estate development and growth. Demand for commercial, residential, and recreation property continues to outpace supply, despite record-breaking new construction and development.

The real estate market presents numerous opportunities. Marina has positioned itself in such a way as to be able to take advantage of the expected continued growth throughout the next decade, keeping in mind environmental issues and concerns, as well as community needs and desires.

In the past decade, a large number of new high-technology companies have commenced and prospered in the Salt Lake City/Provo/Ogden, Utah areas. With these new endeavors has come a well-educated work force. Numerous construction and service businesses have converted the area into a metro-plex of nearly 2 million people. Utah's growth over the past several years has been extensive. There are many indications that the growth will continue over the next five years.

Utah's current employment boom is unprecedented in terms of the number of years of continued growth and the rates of increase. In 1996, Utah's job growth rate was 5.3 percent, ranking second among all states. Utah's job growth rate has now equaled or exceeded 3.0% for nine consecutive years and exceeded 5.0% in four straight years. Never before in Utah's post World War II economic history has employment increased at rates this high for such a sustained period.

The expansion of private sector jobs has fueled Utah's recent economic prosperity. Since 1986, Utah added 321,700 jobs, with 92% of the growth occurring in the private sector. Private sector employment increased from 78% of total employment to 83%. The fastest growing segments have been in the construction (6.6%), and services (6.4%) industries.

Outlook. Utah's current economic prosperity is expected to continue through 1999 and beyond. Utah's young and educated work force, strong work ethic, and low business costs help businesses succeed in Utah. The State government has also successfully kept business taxes low and fostered a reasonable regulatory environment. The substantial infrastructure investments slated to occur during the next year, and subsequent years, will continue to benefit the State's economy. Perhaps the most important feature of the 1998 forecast has been the prognosis for Utah's current construction boom, which is in its seventh year of double-digit employment growth rates. The State Economic Coordinating Committee expects construction to remain at historically high levels in 1999.
Construction projects of $25 million or more will proceed through 1999 which includes such large projects as the reconstruction of Interstate 15, completion of the Bangerter Highway, Light Rail, Snowbasin Ski Resort, Kennecott Tailings Project, the State Courts Complex, Huntsman Cancer Institute, Orem Medical Center, the Central Utah Project, Micron's computer Chip Factory, State of Utah Justice Center, American Towers and Gateway buildings in downtown Salt Lake City, Thanksgiving Point, Orem Medical Center, Weber Center, West Valley Hockey Arena, Salt Lake County Jail, Provo One Freedom Center, Murray Corporate Center, Central Utah Project, Lake Park Corporate Center, Proswood-Pegasus Luxury Apartments, Geneva's Air Separation plant, Danon's Yogurt Plant, and continuation of the I-15 Interstate Expansions project.

The State Economic Coordinating Committee expects employment to grow at about 4.2% in 1999. Population is forecast to increase at 2.1%, total wages 8.5%, and personal income 7.8%. Average wages are expected to grow faster than inflation for the third consecutive year.

Utah's Long-Term Projections. The demographic attributes that have characterized Utah in the past (the youthful and rapidly growing population) are projected to continue well into the next century. The relative strength of the economy is expected to continue as well, although there will be some convergence with national demographic and economic trends. Utah's population and employment growth rates are projected to continue to out-pace those of the nation for the

1998 through 2020 period. Utah's population is projected to reach 3.3 million by the year 2020. This rate of population growth will be sustained by a rapid rate of natural increase and a strong and diversified economy.

The majority of the new Utahns will reside along the Wasatch Front Range. The most rapid rates of growth are expected in the counties in Southwestern Utah, Grand County, Summit County and Wasatch County.

In 1998, the combined value of both residential and non-residential construction rose to 3.8 billion which represented an approximate 2.1% increase over the previous year. In 1997, the total construction value was approximately 3.72 billion, which represented an 8.1% increase over 1996.

In 1998, there were 21,743 new dwelling permits and in 1997, there were a total of 20,687 new dwelling permits. In 1996, the value of construction rose 13.5% to $3.5 billion compared to $3.1 billion in 1995. Both residential and nonresidential construction reached record levels during1996 with $2.1 billion in residential construction value and $1billion non-residential construction value being permitted. New dwelling share permits reached a record level of 23,500. Population growth enhanced by net in-migration, strong economic and job growth, low vacancy rates, and low mortgage interest rates, all have contributed to this record year. Several large projects contributed to the record year in nonresidential construction. These include projects such as the $34.8 million library at Brigham Young University, the $27 million Prime Option office building, and the $65 million Court Complex.

Housing prices in Utah over the past five years and in the most recent 12-month period have increased faster than any other State. From 1991 to 1997, Utah's house price index, as published by the Office of Federal Housing Enterprise Oversight, increased by 72.7%. The house price index is derived from repeat mortgage transactions on single-family homes whose mortgages have been purchased by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. The median sales price of an existing single family home in the third quarter of 1996 was $123,100 in Utah and $120,500 for the national average. Home ownership in Utah in 1995 ranked seventh highest in the nation at 73.1%.

The economic statistics cited were derived from the following sources:

*  National Geographic, January 1996 issue.
* Salt Lake City Chamber of Commerce annual issue of "Life in the Valley" from 1996, 1997 and 1998.
* Ogden Chamber of Commerce 1997 magazine entitled "Ogden, Awaiting Your Discovery", 1996 and 1997, "The Ogden Area and Weber County Community and Business Profile" and 1996 "Ogden, This Is The Place."
*  Financial World Magazine February 1997 issue.
* The State of Utah, Governor's Office of Planning and Budget, Demographic and Economic Analysis - August 1994 "Estimated Economic and Fiscal Impacts on Utah of the 2002 Winter Olympic Games."

In some instances Marina will seek to option land, obtain all the necessary approvals to subdivide these properties, pre-sell lots, exercise purchase options on land, construct the infrastructure (roads, water, sewer, etc.) and pay all the development costs in the expectation of realizing a profit. Marina may elect to sell projects at any time during the approval and development stage to another purchaser if profits warrant an early sale. In other instances, Marina may elect to finance other developers for an equity participation and eventual profits. Marina may also elect to participate in joint ventures with existing landowners rather than an option or outright purchase of the properties. On selected projects, Marina may elect to offer financing and participate in real estate and mortgage lending. Marina proposes to be a fully integrated Real Estate and Business Development Company with in-house experience in development, construction, acquisition, marketing, legal, financing and management.

PROJECTS

1.  OlymPeak Estates

    * Location: Ogden Valley, Utah, is four miles from Snowbasin Ski Resort which will be the site of the 2002 Olympic downhill events and one hour from the Salt Lake City International Airport.
    * Use: Phase One - 65 acres zoned for building lots subdivided into 22 view lots. The lots are priced from $155,000 to $358,000. As of the date of this Registration Statement, twelve lots have been reserved at a sale price of between $155,000 to $358,000 per lot for a total market value of approximately $995,000. Marina has received deposits on these reserved lots in the amount of $176,000, and the balances will be due upon closing, which is estimated to be mid-year 2000.
    * Phase Two - 365 acres that will have an 18-hole destination golf course and planned Residential Unit Development (PRUD) 135 single family lots, 35 condominiums, commercial space. Currently, Marina is in negotiations with another developer to construct the project.
    * Financing Required: Phase One - $1.0 million; Phase Two, golf course construction - $4.0 to $6.0 million; Construct infrastructure - $5.0 to $8.0 million.

Phase One:

The OlymPeak Estate project consists of 22 view lots located in Ogden Valley approximately four miles from the Snowbasin Ski Resort.

Preliminary approval was obtained from Weber County on March 14, 1996. The final approval will be subject to the State of Utah Engineer and Weber County approval of the water and sewer system by the County.

Marina anticipates that final approval will be granted within three to six months from the date of this Registration Statement. Upon receiving the final approval, construction on the roads, water and sewer system will commence and will take approximately three to six months to complete.

Twelve of the lots have been reserved at a sale price between $155,000 to $358,000 per lot.

Marina has prepared the necessary documentation to form a not-for-profit Water and Sewer District to service the area. The documentation will be submitted to the State of Utah Engineer for approval within the next ninety days.

Marina exercised its option to purchase the OlymPeak Estate property on October 31, 1996, and entered into a five-year purchase agreement with the Maughan Family Partnership. Marina executed a Trust Deed and Note for the balance of the purchase price of $725,000. The original purchase price was $975,000. The terms of the note are as follows: A five-year note, twenty-year amortization schedule with annual payments of $75,000 and a balloon payment at the end of the five-year period for the balance. Marina is current with its $75,221 payments due to the Maughan Family Partnership. There are two years remaining on the five-year Agreement with a balance of $634,147 due in the year 2001.

Marina proposes to spend approximately $1,000,000 in the construction of roads, water and sewer system for Phase One.

Phase Two:

The OlymPeak Village project is a Planned Residential Unit Development (PRUD) located on approximately 365 acres in Weber County, Utah. The current zoning for the property is FR-3. OlymPeak Village is a destination resort consisting of an 18-hole golf course with clubhouse, commercial space, 145 single-family view lots and 35 condominium units.

The project will include two ski lifts and facilities to teach beginning skiers.

This project will cost approximately $15,000,000 to complete.

OlymPeak Village is located approximately four miles from the Snowbasin Ski Resort and three miles from Pineview Reservoir. The site has views of Mt. Ogden to the west and Pineview Reservoir to the east.

The project will be serviced by water from the OlymPeak Estates water system and by an aerated lagoon sewer system located on the property. The PRUD is a cluster development that includes commercial development, single-family lots and homes, golf and ski area plus open space. The cost for infrastructure will be greatly reduced by clustering and can be further reduced by allowing connections to third party lot owners along Snowbasin Road.

Marina proposes to identify a joint venture partner or seek financing from conventional sources in order to finance Phase One and Phase Two of the project.

II.  Shupe-Williams Plaza

Location. Shupe-Williams Plaza at 26th Street and Wall Avenue near Historic 25th Street in downtown Ogden, Utah.

Description.   The Shupe-Williams Plaza Building is a four-story building of approximately 62,500 feet located on an 85,000 square foot building lot. The building was erected in 1902 and was used as a warehouse and candy manufacturing facility. The building has been abandoned for 15 years.

Current Zoning. With the assistance of the City of Ogden, the property and building have been zoned to accommodate both residential and commercial use.

Proposed Use. Marina is currently rehabbing the building and vacant lot. The main floor will be converted into a restaurant, office and retail use. The upper floors will be converted to Live/Work lofts. Six penthouse lofts will be constructed on top of the building.

Status. The Shupe-Williams Plaza property was conveyed to Shupe-Williams Plaza, LLC by the Ogden City Corporation and the Ogden City Developmental Agency on May 27, 1998. The total purchase price was $100,000. The City has also agreed to rebate $250,000 in taxes over a five-year period.

Estimated Revenue Phase One:  $6,000,000 to $7,500,000

Financing.   Marina is in the process of financing the construction phase and has made application with several financial brokers and institutions. The first phase of construction was started in September of 1998. Marina expects construction to be completed within twelve to eighteen months after financing has been approved. Marina has started to pre-sell and market the lofts. Currently, 20 of the units have been reserved. A trust account has been set up to hold reservation deposits until construction of the building is complete. In addition, several Letters of Intent to Lease Space have been received.

Recent and Significant Developments (Shupe-Williams Plaza)

Marina entered into a Real Estate Purchase Contract on October 8, 1997, with the City of Ogden, Utah, and Ogden City neighborhood Development Agency to purchase the Shupe-Williams Building located at 2605 Wall Avenue, including the abandoned portion of 26th Street. The total purchase price was one hundred dollars ($100.00). The City has also agreed to tax increment rebates totaling $250,000. The rebate will be made to Marina over a five-year period. The closing date on the building was May 27, 1998, at which time fee simple title was conveyed to Marina.

An Agreement was entered into with the Land Development Group of Provo, Utah to act as developer/consultants for the conversion of the old Shupe-Williams candy manufacturing building. The building will be converted into a 45 Live/Work loft-condominium complex plus commercial and retail space. The building was built in 1902, has four floors (approximately 62,500 sq. ft.) on a two-acre lot. The proposed sale of the lofts is expected to generate approximately $6,000,000 to $7,500,000 in revenue. The Land Development Group has, in the past, successfully converted buildings in Houston, Texas; San Diego, California and Salt Lake City, Utah.

In February of 1999, negotiations were initiated with WADMAN INVESTMENTS L.L.C. to form a joint venture development to construct a four seasons golf and ski resort on property owned by both parties. In addition, an application has been applied for with the Utah State Engineer to form a Water and Sewer District to be jointly managed by WADMAN INVESTMENTS L.L.C. and Marina.

PROJECT FUNDING

OlymPeak Estates:

Marina intends to fund the OlymPeak Estates Project by initially funding the sale of the lots to qualified purchaser in-house. Marina will offer to potential purchasers two financing options: 1) Requires a twenty-five percent down payment, interest rate will be 3 points over prime with a 3-year balloon payment, a 20-year amortization schedule with a loan origination fee of 2 points. 2) Requires a fifty- percent down payment, an interest rate of 2 points over prime, 5-year balloon payment, 30-year amortization schedule with a loan origination fee of 1 1/2 points. neither option will carry a pre-payment penalty and they will be transferable upon credit approval and a $300.00 fee. Total sales are estimated to be $4,848,000. The anticipated costs will be $975,000 for land cost, $1,300,000 infrastructure and $485,000 marketing for a net profit of $2,090,000. Twelve of the twenty-two lots have been reserved.

Shupe-Williams Plaza:

Marina has made an application, and as of the date of this Registration Statement, is in negotiations for a $4 million construction loan for the Shupe-Williams Project, through US Bank's Commercial Real Estate Division. The terms are: prime + 1 1/2 points and the fees are 1 1/2 points for 24 months. The advance rate is 75% of the appraisal or 85% of the cost.

Additionally, a loan submittal for an equity financing credit line of $5,000,000
- $5,500,000 has been pre-qualified by Kilpatrick & Hart, LTD>, Inc., Financial Specialists. Marina is currently in negotiations to close this credit line under the following terms and conditions: 1) Purpose of Loan: Renovations of property and building, construction, advertising, marketing and working/ operating capital. 2) Interest Rate: 10% per annum. Fixed rate. Interest only and may accrue. 3) Term: Five years, no pre-payment penalty. 4) Investor's Fee:
2% - 3% from proceeds at closing. "Due-diligence costs" to be credited against fee payable upon funding; expenditures to be pre-approved by borrower. 5)
Collateral: If applicable, pledging of to-be-determined percent of available company stock. 6) Equity Participation/Investor Internal Rate of Return: To be determined upon completion of formal due-diligence and mutually agreed upon by both parties prior to issuance of Firm Commitment to Funding. Subsequent to repayment of all principal and interest minimum Internal Rate of Return 25% per annum, including 10% preferred return.

Business Opportunities

On May 15, 1996, Marina entered into a Letter of Understanding with VR Utah, Inc., d.b.a. Business Resource Center. The Letter of Understanding sets forth the terms whereby the parties can assist and cooperate with each other from time to time in identifying business opportunities that may be of beneficial and financial interest to each party. VR Utah, Inc. was founded in Ogden, Utah in September, 1981, by William J. Tabar, who is currently a director of Marina. VR Utah, Inc.'s purpose, as a business broker, is to assist business owners in the sale and/or valuation of its clients' businesses. it provides expertise in the valuation and marketing of businesses. VR Utah, Inc. also provides guidance in the selection and purchase for those clients desiring ownership of a business.

VR Utah, Inc. expended in 1983 to include offices in downtown Salt Lake City and Murray, Utah. In 1990, an additional location was opened in St. George, Utah. Business Resource Center is a member of International Business Brokers Association, which has over 800 members. Since its founding, VR Utah, Inc. has brokered the sale of approximately one thousand businesses.

In many instances, VR Utah's clients and customers require consulting services. The consultation may include financing options for equity, debt or a combination of both. Marina may seek to assist businesses which have recently commended operation, development stage companies in need of additional capital for expansion into new markets, businesses seeking to develop a new product or service, and established businesses which may be experiencing financial or operating difficulties and are in need of additional capital. In addition to those businesses that VR Utah, Inc. may refer to Marina, Marina believes that there are numerous other business entities which will benefit from the infusion of capital. Thus, Marina believes ample business opportunities exist outside the real estate area; however, as of the date of this Registration Statement, Marina has not generated any revenues from the VR Utah business opportunity.

Marina proposes to charge a fee for business consulting services. The compensation may be in the form of a consultation fee, an equity position in the business or a combination of both.

Real Estate Investment and Proposed Project

Ski Inn at Powder Mountain

Location. The Ski Inn at Powder Mountain property is located in Northern Utah, Cache County, and is adjacent to the main parking lot at Powder Mountain Ski Resort, eight miles from Eden, Utah. The property is located one hour from the Salt Lake City International Airport and thirty minutes from Ogden, Utah.

Description. The proposed Ski Inn at Powder Mountain project is located on a two-acre parcel of mountainous unimproved land with access through the Powder Mountain Resort parking lot. The ski lifts and trails can be skied directly to and from the property.

Current Use.  The property is currently zoned FR-40 (conditional use permit.)

Proposed Use. Marina proposes to construct a Hotel/Condominium consisting of 48 units for sale or rent.

Marina exercised its option on December 31, 1996, and in an arms length transaction, acquired the property from the Ski Inn at Powder Mountain Limited Partnership. The Ski Inn at Powder Mountain Limited Partnership purchased the property in April of 1978 for $10,000. Mr. Larry Walker, an Office and Director of Marina, was the General Partner of the Limited Partnership. The Limited Partnership received 60,000 shares of Marina's $.001 par value Common Stock in consideration for the properties valued at $120,000. Marina proposes to allocate approximately $50,000 for the necessary entitlement work which includes the submittal to the local, county or state regulatory authority the geological date, surveys, conceptual plans and drawing, in order to obtain a construction building permit.

Competition.

Marina may face direct competition from other business and real estate development projects in the area, and it is possible that additional competitors will enter Marina's market. The real estate industry is highly competitive and consists of several medium and large companies who are better financed than Marina. These competitive properties may be priced lower than the price at which the property will be sold; and, in some instances, may have amenities superior to those of Marina's property. In addition, there may be other real estate sales offices that may have more real estate sales people and have a better marketing plan. There can be no assurance that Marina will be able to compete successfully with present or future competitors.

Regulation

Marina is not subject to any governmental regulations other than those generally applicable to all businesses. However, Marina is regulated to the extent it deals with Federal, State and local governments regarding entitlements such as water, sewer, zoning and other utilities.

Employees

Marina presently has four full-time employees and four real estate agents. Marina does not currently employ a mortgage loan originator, but additional employees will be hired as necessary to provide Marina's services and carry on its operations as Marina expands.

Item 2.  Description of Property

Marina's corporate office is located in Ogden, Utah along with associates located in San Francisco, California; Denver, Colorado; Boston, Massachusetts; Lake Tahoe, Nevada; England and Scotland.

Currently, Marina maintains its corporate office at 2605 Wall Avenue, Ogden, Utah. The office space is approximately 1,500 sq. Ft. in the Shupe-Williams Plaza Building. Marina owns the Shupe-Williams Plaza property and pays no rent for the office space it utilizes.

Item 3.  Legal Proceedings

There are no lawsuits filed against Marina or pending as of December 31, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1999 covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

There is no public trading market where Marina's common shares are traded.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Marina, as of the date of the Form 10-KSB, had several projects in varying degrees of development:

I.	The OlymPeak Estates Subdivision Project is currently in the final plan phase and the projected schedule for obtaining permits are: 1) Public culinary water system to include State Division of Drinking Water approval, well development and the formation of a water company. These tasks are all currently being addressed, and approval is expected on or before May 1, 2000. 2) Sewer system plans and approvals - Marina is currently working with State and County officials on an aerated lagoon sewage treatment facility. Conceptual design has been completed, and final construction design and approvals is anticipated to be completed by May 1, 2000. 3) Construction drawings are currently being finalized by the engineers. Final plans are anticipated to be completed on or before April 1, 2000. 4) Final plat is anticipated to be completed on or before May 2, 2000. 5) application survey for final plan approval from the County will be submitted on or before May 1, 2000, and final approval is expected on or before June 1, 2000. 6)Construction of subdivision roads and infrastructure should begin on or before July 1, 2000, or as weather permits.

Marina has made application and is in the process of negotiating for a $4 million construction loan for the Shupe-Williams Project through US Bank's Commercial Real Estate Division; and a loan submittal for an equity financing credit line of $5,000,000 - $5,500,000 has been pre-qualified by Kilpatrick & Hart, LTD., Inc., Financial Specialists.

II.	Powder Mountain:  Marina proposes to construct a Hotel/Condominium consisting of 48 units for sale or rent. However, Marina has not, as yet, begun development; and it is still in the review stage. The lot may either be sold or developed in the future.

III.	The Sanpete Development Project has been abandoned.

IV.  	Shupe-Williams Plaza is currently in the early stages of construction.
The first floor has been partially renovated with one unit completed and a second unit under construction on the second floor.

While Marina has taken options and deposits on sales of OlymPeak lots and Shupe-Williams Live/Work loft units, final sales will not be realized until completion, which may not take place until the following year. Revenues are not expected to be significant until that time.

The financial statements for the six months ended June 30, 1999, reflect an increase in sales commissions of $5,700 due to the sale of one parcel of real estate to an unrelated party. Operating expenses increased by $81,211. The largest expense was wages of $61,350. There was a $15,000 expense for writing off the Sanpete project. The balance of expenses of $4,861 was for various office and operating expenses.

In 1998, Marina was funding development of 3 projects:

1. OlymPeak Estates - Snowbasin Land: $66,429 was spent on planning, land design, permits and fees, and water and sewer development.

2.  Sanpete Development:  $4,275 was spent on planning and land design.

3. Shupe-Williams Plaza: $131,405 was spent on planning, architectural design, paint and asbestos removal, fire system, and building a model unit.

In addition, Marina had overhead expenses of $341,171. This included salaries of $171,919, travel $26,763, professional fees $27,147 and other expenses of $115,342. These expenses were incurred in promoting and operating Marina.

As of December 31, 1998, Marina had cash totaling approximately $214,442. During the fiscal years ending December 31, 1998 and 1997, Marina expended $477,099 and $441,517 respectively to fund operations. In addition, Marina has expended $714,728 on land purchases and development.

Marina, over a twelve-month period between April 1, 1999, to March 31, 2000, anticipates incurring operation expenses of approximately $425,000 and $18,000 in debt service which is the principal reduction on the Maughan Note. This expenditure was incurred by Marina in September of 1999. The Maughan Note had an initial term consisting of a five-year repayment schedule. Marina is in year four of this repayment schedule. Annual payments of principal and interest of $75,221 are due in October of each year. Marina is current on payments. There are two remaining payments, $75,221 in October 2000 and the balance of $634,147 due in October of 2001. It is expected that Marina's current cash position will be sufficient to satisfy its cash requirements for the next six months. Additional cash will be required to sustain operations.

Marina will be required to raise substantial additional financing in future years. There can be no assurance that such funds will be sufficient in the near term or that conditions and circumstances described herein may not result in subsequent cash requirements by Marina in the immediate future just to sustain operations. In the event of such developments, attaining financing under such conditions may not be possible, or even if additional capital may be otherwise available, the terms on which such capital may be available may not be commercially feasible or advantageous.

During the next twelve months, Marina does not expect to make any significant purchases of plant or equipment. Investments in development projects will continue as cash availability permits.

Marina does not anticipate any significant changes in its number of employees during the next twelve months.

Marina has reviewed the primary operations of its core business and does not anticipate any problems with Year 2000 Compliance. Marina's operation is not reliant upon the proper functionality of any computer system other than those used by third party vendors. Marina believes that its banking relationships, transfer agent and title companies are Year 2000 Compliant. Should any of these third party vendors not be Year 2000 Compliant, Marina will experience little to no adverse material impact on its cash flow or prohibit its ability to continue operations.

Item 7.  Financial Statements

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                       CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1999 AND 1998

                                    INDEX

                                                                     Page

Independent Auditor's Report                                            1

Consolidated Balance Sheets                                         2 - 3

Consolidated Statements of Operations                               4 - 5

Consolidated Statements of Cash Flows                               6 - 7

Consolidated Statements of Stockholders' Equity                         8

Consolidated Notes to Financial Statements                         9 - 23

                         INDEPENDENT AUDITOR'S REPORT



To the Shareholders and Board of Directors
Marina Capital, Incorporated

We have audited the accompanying consolidated balance sheets of Marina Capital, Incorporated, (a development stage enterprise), a Utah corporation, as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marina Capital, Incorporated as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





						Davis, James, & Chase-Kraaima
						Certified Public Accountants
						Ogden, Utah


February 15, 2000

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                         CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1999 AND 1998


                                    ASSETS

                                             December 31,         December 31,
                                                 1999                  1998
CURRENT ASSETS
    Cash - unrestricted                       $   15,714          $   166,342
    Escrow deposits                               45,100               51,100
    Accounts receivable                                0               15,000
    Deposits                                         220                  220

          TOTAL CURRENT ASSETS                    61,034              232,662

OTHER ASSETS
    Office equipment (net)                         4,897                4,101
    OlymPeak Estates land                      1,284,242            1,242,190
    Powder Mountain land                          96,000               96,000
    Sanpete development                                0               10,402
    Shupe-Williams Plaza                         287,986              151,417

          TOTAL OTHER ASSETS                   1,673,125            1,504,110

TOTAL ASSETS                                  $1,734,159           $1,736,772


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accrued interest                          $   50,614               54,631
    Accounts payable                               8,926               16,576
    Payroll taxes payable                          2,200                1,001
    Note payable - Maughan                        19,546               17,951
    Note payable - Coombs                         30,000                    0
    Trust deposits                                45,100               51,100

          TOTAL CURRENT LIABILITIES              156,386              141,259


               See accompanying notes and accountants' report.
                                                                   Fwd ...(2)

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                   CONSOLIDATED BALANCE SHEETS (CONTINUED)

                         DECEMBER 31, 1999 AND 1998


                                             December 31,         December 31,
                                                 1999                 1998

LONG-TERM LIABILITIES:
    Note payable                              $  674,853          $   694,181
    Less current portion                         (19,546)             (17,951)

          TOTAL LONG-TERM LIABILITIES            655,307              676,230

          TOTAL LIABILITIES                      811,693              817,489

STOCKHOLDERS' EQUITY
   Common stock - 30,000,000 shares $.001
     par value authorized 4,058,774 shares
     issued                                    2,064,674
      3,863,205 shares issued                                       1,634,101
   Preferred stock - 5,000,000 shares no
     par value authorized 84,259 shares
     issued                                      240,778              240,778
   Deficit accumulated in the
     development stage                        (1,382,986)            (955,596)

      TOTAL STOCKHOLDERS' EQUITY                 922,466              919,283

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                  $1,734,159           $1,736,772


               See accompanying notes and accountants' report.
                                                                          (3)

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENT OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                    Year              Year              Memo Only
                                                   Ended             Ended            March 5, 1996
                                                December 31,       December 31,      (inception) to
                                                    1999              1998          December 31, 1999
REVENUE
    Real estate sales commissions                  $  34,134         $   3,642           $    94,306
    Rent - land                                        1,200             2,100                 3,300
    Gain on sale of Ski Inn land                           0            15,000                15,000

          TOTAL REVENUE                               35,334            20,742               112,606

OPERATING EXPENSES
    Abandoned projects                                25,402             1,781                27,184
    Accounting                                        13,697             8,767                36,519
    Advertising and promotion                            946             9,679                13,712
    Commissions                                       19,772             9,307                70,539
    Consulting                                         9,714             5,765               198,546
    Dues and registrations                             2,599             1,082                 8,250
    Legal                                             19,659            12,615                68,120
    Office expenses                                   16,360            18,298                50,583
    Miscellaneous                                     10,039             2,336                17,822
    Rent                                                 999            10,084                28,898
    Taxes                                             17,361            20,778                56,033
    Travel & entertainment                            16,554            26,763                75,455
    Telephone                                          9,116            15,460                38,287
    Salaries                                         232,906           171,919               602,634
    Insurance                                         18,477             5,645                32,537
    Auto                                              27,819            20,436                66,075
    Depreciation                                       1,101               456                 1,557

          TOTAL OPERATING EXPENSES                   442,521           341,171             1,392,751

          NET LOSS FROM OPERATIONS                  (407,187)         (320,429)           (1,280,145)

OTHER INCOME AND (EXPENSES)
    Interest income                                    7,291             2,874                11,743
    Interest expense                                 (27,494)          (52,240)             (114,584)

          TOTAL OTHER INCOME AND (EXPENSE)           (20,203)          (49,366)             (102,841)

               See accompanying notes and accountants' report.

                                                                   Fwd ...(4)

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

              CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                    Year              Year              Memo Only
                                                    Ended             Ended            March 5, 1996
                                                 December 31,       December 31,      (inception) to
                                                    1999              1998          December 31, 1999

NET LOSS                                           $(427,390)        $(369,795)          $(1,382,986)

BASIS LOSS PER SHARE                               $(.11)            $(.10)

WEIGHTED AVERAGE COMMON SHARES                     3,960,990         3,697,487


               See accompanying notes and accountants' report.
                                                                          (5)


                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                    Year              Year              Memo Only
                                                    Ended             Ended            March 5, 1996
                                                 December 31,       December 31,      (inception) to
                                                    1999              1998          December 31, 1999

OPERATING ACTIVITIES

Net loss                                           $(427,390)        $(369,795)          $(1,382,986)
Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
    Changes in operating assets and liabilities
      Accounts receivable                             15,000              (220)                 (220)
      Accounts payable and accrued expenses          (10,468)          (38,719)               61,740
    Depreciation                                       1,101               456                 1,557

Net cash provided (used) in operating activities    (421,757)         (408,278)           (1,319,909)

INVESTING ACTIVITIES

Sale of land                                               0            24,000                24,000
Real estate development                             (168,219)         (202,109)           (1,692,228)
Purchase of equipment                                 (1,897)           (2,718)               (6,454)

Net cash provided (used) in investing activities    (170,116)         (180,827)           (1,674,682)

FINANCING ACTIVITIES

Proceeds from debt                                    30,000                 0             1,192,000
Principle payments on debt                           (19,328)          (64,819)             (487,147)
Proceeds from sale of common stock                   430,573           774,989             2,064,674
Proceeds from sale of preferred stock                      0            30,000               240,778

Net cash provided in financing activities            441,245           740,170             3,010,305

Change in cash                                      (150,628)          151,065                15,714

Cash at beginning of period                          166,342            15,277                     0
Cash at end of period                              $  15,714         $ 166,342             $  15,714



               See accompanying notes and accountants' report.
                                                                    Fwd...(6)


                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                    Year              Year              Memo Only
                                                    Ended             Ended            March 5, 1996
                                                 December 31,       December 31,      (inception) to
                                                    1999              1998          December 31, 1999

SUPPLEMENTAL DISCLOSURES

Non-cash investing activities - None

Operating activities reflect
    Interest                                       $  31,510       $    49,366
    Taxes                                          $       0       $         0


For purposes of the statements of cash flows, the Company considers all short term instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 1999 and 1998.


               See accompanying notes and accountants' report.
                                                                          (7)


                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                                  DEFICIT
                                                                                                ACCUMULATED
                                  COMMON STOCK                  PREFERRED STOCK                   IN THE
                                  NO. OF                        NO. OF                          DEVELOPMENT
                                  SHARES        AMOUNT          SHARES        AMOUNT               STAGE

Balance December 31, 1997       3,531,768       $  859,112      74,259        $210,778        $  (585,801)

Stock issued                      331,437          774,989      10,000          30,000                  0

Net loss                                                                                         (369,795)

Balance December 31, 1998       3,863,205        1,634,101      84,259         240,778           (955,596)

Stock issued                      195,569          430,573 0         0               0

Net loss                                                                                         (427,390)

Balance December 31, 1999       4,058,774       $2,064,674      84,259        $240,778        $(1,382,986)


               See accompanying notes and accountants' report.
                                                                          (8)

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

A.	Nature of Business

	The company was incorporated in Utah on March 5, 1996. The purpose of the company is to invest in and develop various real estate and other business opportunities. The company has several projects in various stages of development. Marina Capital, Incorporated has formed two Limited Liability Companies to own and manage the Shupe-Williams building project. The Shupe-Williams building was purchased by Shupe-Williams Plaza, LLC for $100 and is its' only asset. Shupe-Williams Plaza, LLC is 100% owned by Marina Holding, LLC which has no other assets. Marina Holding, LLC is 100% owned by Marina Capital, Incorporated. All three companies have been consolidated into these financials and any intercompany transactions have been eliminated.

B.	Income Taxes

	The company elected subchapter-S status at inception. This election has been terminated as of January 1, 1997. There are no tax liabilities at this time, as the company has loss carryovers of $1,235,326 as of December 31, 1999. The Company has adopted SFAS No. 109 (See Note 8).

C.	Accounting Methods

	The company uses the accrual method of accounting. Development and organization costs are capitalized and amortized or expensed according to generally accepted accounting principles. Commission revenue and gains on sales of real estate are recognized as sales are closed.

D.	Use of Estimates

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.


NOTE 2 - RELATED PARTY TRANSACTIONS

The Company was organized by Richard V. Murray and Larry R. Walker. Salaries and expense allowance have been paid to these individuals. They are currently working to develop the company with compensation of $6,875 each month.


                                                                    Fwd...(9)

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

            CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)

                                                   Year ended      Year ended
                                                  December 31,    December 31,
                                                      1999            1998
   Salaries and expense allowance paid to
     related parties                                $175,450        $169,200


The Company purchased 65 acres of land called the Snowbasin land from the Maughan Family Partnership for $975,000 on October 31, 1996 (See Note 15). Russell Maughan, who is a 1% shareholder and chairman of the Board of Marina Capital is also a partner in the Maughan Family Partnership. The Company feels it was an arms-length transaction.

The Company purchased a two acre lot at Powder Mountain from Ski Inn, a company in which Larry Walker was an owner. The purchase price was $120,000 in stock (See Note 15).

NOTE 3 - TRUST ACCOUNTS

The Company has four trust accounts maintained at the Bank of Utah. The Investor's Trust Account is where new investor moneys are deposited. Stock is issued to investors. The Real Estate Trust Account holds deposits and proceeds of real estate brokerage transactions. The Shupe Williams Trust holds 19 $1,000 refundable deposits for investors interested in purchasing condo units. The OlymPeak Trust holds money deposited on OlymPeak lot sales. A liability account has been set up for all but the investor deposits.

NOTE 4 - NOTES PAYABLE

The Company has the following notes outstanding:
                                                   December 31,    December 31,
                                                      1999            1998
   Maughan Family Partnership - 8.25% secured by
    Snowbasin land-first position                   $674,853        $694,181

        Coombs                                        30,000               0

        Total                                        704,853         694,181

        Less current maturities                       49,546          17,951

        Long-term portion                           $655,307        $676,230

                                                                    Fwd...(10)

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

            CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - NOTES PAYABLE (CONTINUED)

	5 year repayment schedule

          2000          $ 49,546
          2001           655,307
                        $704,853


NOTE 5 - DEVELOPMENT COSTS

The Company has incurred development costs on various development projects. These costs have been capitalized and will be expended when the related projects are sold or abandoned. Total costs as of December 31, 1999 are $1,668,228.
This includes costs directly associated with the development of the project such as materials, labor, subcontractors, licensing fees, building permits, surveys, insurance, taxes, interest and any other costs directly associated with the development. As of this date, all costs have been directly associated with individual projects and no overhead allocation has been necessary.

NOTE 6 - STOCK

The Company has the following shares of stock outstanding:

                              Restricted      Unrestricted        Total

        Common                 3,878,874         179,900        4,058,774
        Preferred                 84,259            -             84,259

The preferred stock bears interest at 10 to 12% per annum. Purchaser may elect to receive cash or additional preferred stock at $2.75 to $3.25 per share. After 2 years the stockholder may elect to redeem their stock at a price of $3.00 to $3.50. Four stockholders also have an option to redeem their stock towards the purchase of a lot in the OlymPeak Estates Subdivision No. 1. No additional stock has been issued. Interest owed was $35,483 at December 31, 1998, and $40,335 at December 31, 1999. Interest of $7,200 was been paid.
The preferred stock has no voting rights. No stockholder has exercised their conversion rights.

NOTE 7 - EARNINGS PER COMMON SHARE

Earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period as required by SFAS 128. Under the new requirements for calculating primary net income per share (basis earnings per share), the dilutive effect of stock options will be excluded.

                                                                    Fwd...(11)

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

            CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 8 - INCOME TAXES

The Company has adopted SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. No deferred tax assets or liabilities have been reflected in the financial statements. There are no differences between the carrying values of assets and liabilities for book verses tax basis. The Company has operated at a loss since inception. The Company feels that any tax benefit from these operating losses is uncertain and would be reduced to zero under the valuation allowance rules. The Company has net operating losses of $1,235,326 as of December 31, 1999. They begin to expire in the year 2017.


NOTE 9 - CONTINGENT LIABILITIES

Ogden City Corporation and the Ogden City Redevelopment Agency each hold a $250,000 trust deed note on the Shupe-Williams Building and adjacent lot. Said notes will be deemed satisfied upon sufficient completion of the project as specified in the purchase agreement. The Company is also subject to restrictions on transfer of the building (See the agreement for complete details). Management has not reported this obligation in the financial statements due to its contingent nature. They feel it will never be paid as it will be satisfied on completion of the project or canceled if the building is returned to the sellers. (See FAS 105.)


NOTE 10 - ESCROW DEPOSITS

The Company has established bank trust accounts to hold money restricted for specified uses.

	REAL ESTATE TRUST - This is a trust account to hold real estate customer deposits.

	SHUPE-WILLIAMS TRUST - This is a trust account to hold deposits from individuals who are interested in purchasing Shupe-Williams Building condo units when completed. The funds are refundable if not completed.

                                                                    Fwd...(12)

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

               CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 10 - ESCROW DEPOSITS (CONTINUED)

	OLYMPEAK TRUST - This is a trust account to hold deposits from individuals interested in purchasing lots in the OlymPeak subdivision when completed. The funds are refundable if not completed.

                                                   December 31,    December 31,
                                                       1999            1998

        Real Estate Trust                             $   100        $ 8,100
        Shupe Williams Trust                           19,000         17,000
        OlymPeak Trust                                 26,000         26,000

                                                      $45,100        $51,100


NOTE 11 - ACCOUNTS RECEIVABLE

Marina Capital contracted to do consulting and due diligence work for Mr. Joseph Graves on development of the Rincon Golf and Country Club Community.
The project was abandoned in March 1999.


NOTE 12 - REAL ESTATE SALES COMMISSIONS

The Company operates a real estate sales division. It currently has only three agents. The Company generally receives a 6% commission on real estate sales transactions.


NOTE 13 - SALE OF SKI INN LAND

In 1998 the Company sold an approximate .40 acre of the Ski Inn land at Powder Mountain. It was sold for $40,000 with a cost basis of $24,000 showing a profit of $15,000. The property was sold to an unrelated party.


NOTE 14 - REAL ESTATE VALUATION

All real estate and land are recorded at cost. This includes the actual cost of the land plus improvements made. All real estate projects are still in the early development stages. The Company feels the net realizable value of each project is more than the costs recorded on the books.


                                                                    Fwd...(13)

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 15 - REAL ESTATE

I.	SNOWBASIN LAND

The OlymPeak Estate project consists of 65 acres of raw land located in Ogden Valley approximately four (4) miles from the Snow Basin Ski Resort. It is being developed into 22 residential lots. Preliminary approval was obtained from Weber County on March 14, 1996. The final approval will be subject to the State of Utah Engineer and Weber County approval of the water and sewer system by the County. The Company anticipates that final approval will be granted within three (3) to six (6) months from the date of this Registration Statement. Upon receiving the final approval, construction on the roads, water and sewer system will commence and will take approximately three (3) to six (6) months to complete. Six (6) of the lots have been reserved at a sale price between $155,000 to $226,000 per lot. The Company has prepared the necessary documentation to form a not-for-profit Water and Sewer District to service the area. The documentation will be submitted to the State of Utah Engineer for approval within the next ninety (90) days. The Company exercised its option to purchase the OlymPeak Estate property on October 31, 1996 and entered into a five (5) year purchase agreement with the Maughan Family Partnership. The Company executed a Trust Deed and Note for the balance of the purchase price of $725,000. The original purchase price was $975,000. The terms of the note are as follows: A five (5) year note, twenty (20) year amortization schedule, with annual payments of $75,221 and a balloon payment at the end of the five (5) year period for the balance. The Company proposes to spend approximately $1,000,000 in the construction of roads, water and sewer system.

                                         Capitalized Costs       Expensed Costs


Balance December 31, 1997                    $1,175,761               $  0

1998 costs                                       66,429                  0

Balance December 31, 1998                     1,242,190                  0

1999 costs                                       42,052                  0

Balance December 31, 1999                    $1,284,242               $  0


                                                                    Fwd...(14)

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

               CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 15 - REAL ESTATE (CONTINUED)

                                                         Capitalized Costs
Summary of costs:

    Land costs                                              $   975,000

    Development costs - roads, water &
      sewer, environmental studies, etc.                        309,242

                                                             $1,284,242


II.	POWDER MOUNTAIN LAND:

Location. The Ski Inn at Powder Mountain property is located in Northern Utah, Cache County, and is adjacent to the main parking lot at Powder Mountain Ski Resort, eight miles from Eden, Utah. The property is located one hour from the Salt Lake City International Airport, and thirty minutes from Ogden, Utah.

Description.  The proposed Ski Inn at Powder Mountain project is located on a
1.6 acre parcel of mountainous unimproved land with access through the Powder Mountain Resort parking lot. The ski lifts and trails can be skied directly to and from the property.

Current Use.  The property is currently zoned FR-40 (conditional use permit).

Proposed Use. The Company proposes to construct a Hotel/Condominium consisting of 48 units for sale or rent.

The Company exercised its option on December 31, 1996 and in an arms-length transaction, acquired the property from Ski Inn at Powder Mountain, a Limited Partnership in which Mr. Larry R. Walker, a director and president of the Company was the General Partner. The Limited Partnership received 60,000 shares of the Company's $.001 par value Common Stock in consideration for the properties valued at $120,000. The Company proposes to allocate approximately $50,000 for the necessary


                                                                    Fwd...(15)

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

               CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 15 - REAL ESTATE (CONTINUED)

entitlement work in order to obtain development approval from the county.

                                      Capitalized Costs       Expensed Costs

Balance December 31, 1997                 $120,000                 $  0

1998 costs                                 (24,000)                   0

Balance December 31, 1998                   96,000                    0

1999 costs                                       0                    0

Balance December 31, 1999                 $ 96,000                 $  0


Summary of costs:

    Land costs                           $  96,000


III.	SHUPE-WILLIAMS PLAZA

Location. Shupe-Williams Plaza at 26th Street and Wall Avenue near Historic 25th Street in downtown Ogden, Utah.

Description. The Shupe-Williams Plaza Building is a four-story building of approximately 62,500 feet located on an 85,000 square foot building lot. The building was built in 1902 and was used as a warehouse and candy manufacturing facility. The building has been abandoned for 15 years.

Current Zoning. With the assistance of the City of Ogden, the property and building have been zoned to accommodate both residential and commercial use.

Proposed Use. The Company is currently rehabbing the building and vacant lot. The main floor will be converted into a restaurant, office and retail use. The upper floors will be converted to Live/Work lofts. Six (6) penthouse lofts will be constructed on top of the building.

                                                                    Fwd...(16)
                                      32


                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

               CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 15 - REAL ESTATE (CONTINUED)

Status. The Shupe-Williams Plaza property was conveyed to the Company by the Ogden City Corporation and the Ogden City Developmental Agency on May 27, 1998. The total purchase price was $100.00. The sellers have also retained a $250,000 Trust Deed on the property which will be considered satisfied upon sufficient development of the property. The City has also agreed to rebate $250,000 in taxes, over a five-year period.


Estimated Revenue Phase One.  $6,000,000 to $7,500,000.

Financing. The Company is in the process of financing the construction phase and has made application with several financial brokers and institutions. The first phase of construction was started in September of 1998. The Company expects construction to be completed within twelve (12) to eighteen (18) months after financing has been approved. The Company has started to pre-sell and market the lofts. Currently 20 of the units have been reserved. A trust account has been set up to hold reservation deposits until construction of the building is complete. In addition, several Letters of Intent to lease space have been received.

Recent and Significant Developments (Shupe-Williams Plaza). The Company entered into a Real Estate Purchase Contract on October 8, 1997, with the City of Ogden, Utah, and Ogden City Neighborhood Development Agency, to purchase the Shupe-Williams Building located at 2605 Wall Avenue, including the abandoned portion of 26th Street. The total purchase price was $100.00. The City has also agreed to tax increment rebates totaling $250,000. The rebate will be made to the Company over a five (5) year period. The closing date on the building was May 27, 1998 at which time fee simple title was conveyed to the Company.

An agreement was entered into with the Land Development Group of Provo, Utah to act as developer/consultants for the conversion of the old Shupe-Williams candy manufacturing building. The building will be converted into a 45 Live/Work loft-condominium complex plus commercial and retail space. The building was built in 1902, has four floors (approximately 62,500 sq. ft.) on a two (2) acre lot. The proposed sale of the lofts is expected to generate approximately $6,000,000 to $7,500,000 in revenue. The Land Development Group has in the past, successfully converted buildings in Houston, Texas, San Diego, California and Salt Lake City, Utah.

                                                                    Fwd...(17)

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

               CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 15 - REAL ESTATE (CONTINUED)

                                     Capitalized Costs       Expensed Costs

Balance December 31, 1997                 $  20,012                 0

1998 costs                                  131,405                 0

Balance December 31, 1998                   151,417                 0

1999 costs                                  136,569                 0

Balance March 31, 1999                     $287,986              $  0


Summary of costs:

  Land costs                               $    100
  Development costs                         287,886

                                           $287,986


Carrying Value of Real Estate. FAS 121 requires that real estate development projects be valued at lower of cost or market value. The projects on the Company's balance sheet are valued at cost as management feels the value of each project exceeds costs.

	SNOWBASIN LAND - The land was originally purchased in 1996 for $15,000 per acre for 65 acres. Subsequent costs incurred amount to $4,438 per acre for a total cost of $19,757 per acre. Land costs in the Ogden Valley area have increased dramatically over the last three (3) years. It is estimated that the land could now be sold for $30,000 per acre as is.

	POWDER MOUNTAIN LAND - The Company owns 1.6 acres of land at a cost of $60,000 per acre. One acre lots adjacent to the land are selling for $75,000 per acre.

	SHUPE-WILLIAMS PLAZA - The Company has $287,886 invested in the project. The Company has done substantial improvements to the property such as clean up, paint removal, mechanical system repairs, and two (2) completed units. Based on these improvements management feels the fair market value significantly exceeds the costs put in.

	SAN PETE DEVELOPMENT - The Company has invested $10,402 in attempting to develop a parcel of land in San Pete County, Utah. The project has been abandoned.

                                                                    Fwd...(18)

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

               CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 16 - STOCK OPTION AGREEMENTS

On October 20, 1998 the Company entered into a stock option agreement in which the Company grants the option to a stockholder to purchase up to 300,000 shares of voting common stock for an exercise price of $2.50 per share at any time from October 20, 1999 through October 20, 2004, with a 90 day extension period.

On December 14, 1998, an option to purchase a second group of 200,000 shares of voting common stock at the same exercise price was granted and fully exercisable from December 14, 1999 through December 14, 2004 with a 90 day extension period. Special provisions apply in the event of death, disability or termination of the stockholder.

Richard Murray and Larry Walker also have employment agreements which gives them the right to purchase additional stock up to 5% of the then issued and outstanding common stock at a price equal to 75% of the book value. No stock has been issued under these agreements.

                                                  First Group     Second Group
                                                  of Options      of Options
Number of options outstanding on
  January 1, 1998	-      	-

Number of options granted in 1998                    300,000        200,000

Number of options outstanding on
  December 31, 1998 and December 31, 1999            300,000        200,000

Number of options exercisable at
  December 31, 1998 and December 31, 1999                  0              0

Weighted average exercise price per share
  outstanding and per share exercisable             $   2.50       $   2.50

Total compensation cost recognized in 1998
  and 1999 for stock based compensation awards      $    -         $    -

Grant date fair value of options granted in 1998    $      0       $      0

Weighted average grant date fair value of
  options granted in 1998                           $      0       $      0

Weighted average remaining contractual life of
  options outstanding and exercisable                 6 years       6 years

                                                                    Fwd...(19)

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

               CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 16 - STOCK OPTION AGREEMENTS (CONTINUED)

No options were exercised, were forfeited or expired in 1998 or 1999.

The calculation of the fair values of the options, under the minimum value method, assumes that no corporate dividends will be issued prior to exercise of the options, and that the options will be exercised immediately prior to the exercise expiration date. The Company deems the options to have minimal value as there is no publicly traded market for the shares.

The Company has accounted for the stock options under APB Opinion 25, an accounting standard under which no related compensation expense was recognized in 1998, the year of the grant. Under an alternative accounting standard, FAS 123, compensation expense of $-0- would have been recognized related to the grant, resulting in net loss of $(341,710).


NOTE 17 - STOCKHOLDERS

See Exhibit I.


                                                                    (20)

EXHIBIT I

                         MARINA CAPITAL, INCORPORATED
                       (A Development State Enterprise)

            CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

LIST OF STOCKHOLDERS:

Preferred Stock:                               SHARES            $

6-5-97          VERA MILLARD TRUST             10,000          30,000
7-12-97         RODERICK ORINGER               21,926          65,778
8-28-97         BRYCE JORGENSON                12,000          30,000
9-23-97         SCOTT KELLY                    12,000          30,000
11-28-97        CLIFF JENNINGS                 10,000          30,000
12-15-97        PETER NEUBAUER TRUST            8,333          25,000


        TOTAL DECEMBER 31, 1997                74,259         210,778

4-16-98 EDWARD GRAZIANI                        10,000          30,000

TOTAL DECEMBER 31, 1998  &
March 31, 1999                                 84,259        $240,778


Common Stock:                                  SHARES            $

1-5-96          SUSAN MONTGOMERY                9,583          14,375
1-5-96          BROOKWOOD TRUST                 9,583          14,375
3-4-96          SHEILA KELLY                   281,33         102,188
5-20-96         RICHARD ROSALES                16,125          16,125
5-30-96         BILL TABAR                     37,500           6,946
6-3-96          CHARLES PARTRIDGE               5,733           8,600
6-3-96          KEN KLAGES                     17,916          26,875
6-6-96          LEE MARKRACK                   17,916          26,875
6-22-96         STUART BRIGGS                  17,916          26,875
7-1-96          LARRY WALKER                1,240,000           2,000  SERVICES
7-1-96          RICHARD MURRAY              1,207,500           2,000  SERVICES
7-14-96         JON BLANCHARD                  37,500             500  SERVICES
7-16-96         TODD ANDERSEN                  37,500             500  SERVICES
10-23-96        STUART BRIGGS                  40,000          80,000
10-23-96        JOHN DAHLBERG                  15,000          30,000
12-30-96        MARK ARCHER                    37,500                  SERVICES
11-20-96        RUSS MAUGHAN                   37,500                  SERVICES
8-15-96         RAUL RODRIGUEZ                147,000                  SERVICES
                STOCK SUBSCRIBED                             (225,100)

TOTAL DECEMBER 3, 1996                      3,213,105         133,134


                STOCK SUBSCRIBED              225,100

1-16-97         CHARLES PRIEST                 22,500          45,000
1-16-97         BRIDGET PRIEST                 10,000          20,000
2-4-97          THOMAS LYONS                   37,500                  SERVICES
4-2-97          PETER NEUBAUER                 12,500          25,000
4-11-97         COLIN BRIGGS                   12,500          25,000
4-11-97         RONALD CANDRY                   4,000          20,000

                         MARINA CAPITAL, INCORPORATED
                       (A Development State Enterprise)

            CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

LIST OF STOCKHOLDERS:
                                               SHARES            $
4-11-97         SAM MENDES                     20,000          40,000
5-1-97          LAURI ANDERSON                  3,500          11,935
5-1-97          MARVIN INGLET                  10,000          43,250  SALE OF POWDER MT. LOT
5-1-97          VICKI MUNN                      3,500          11,935
5-1-97          GERALD NAYLOR                   5,000          17,050  SALE OF POWDER MT. LOT
5-1-97          LO'D WALKER                     3,500          11,935
5-1-97          TRAVIS WEAVER                   5,000          17,050
5-1-97          BONNIE PERKINS                  1,000           3,410
5-1-97          TROY WALKER                     3,500          11,935
7-6-97          R. RENNA                       11,000          22,000
8-20-97         CHARLES PRIEST                 10,000          20,000
8-25-97         RONALD CANDRAY                  4,000           8,000
8-26-97         PETER NEUBAUER                  5,480          10,960
9-1-97          GERALD CRAWFORD                50,000          16,667  SERVICES
9-1-97          SCOTT KELLY                    50,000          50,000  SERVICES
9-4-97          D. WALTON                       6,375          12,750
12-10-97        THOMAS REILLY                   2,500                  GIFT FROM RICHARD MURRAY
12-10-97        LAWRENCE LITWACK                5,000                  GIFT FROM RICHARD MURRAY
12-22-97        DIANE MANGANARO                   308           1,001
12-28-97        RICHARD & BILLIE GEIST         20,000          65,000

TOTAL DECEMBER 31, 1997                     3,531,768         859,112

1-7-09          ARNOLD CANDRAY                  1,400                  SERVICES
3-5-98          RICHARD GIALLONGO               2,000           6,500
3-25-98         CHRISTINE VALLAS                1,550           5,038
4-16-98         FLOCO REAL ESTATE               1,540           5,005
4-16-98         BRENT LARSIN                    1,540           5,005
4-21-98         CAROL CORRENTI                  3,200          10,400
4-21-98         ROBERT MOSS JR.                   615           2,000
4-30-98         DAVID KNOWLES                  37,500                  SERVICES
5-4-98          CLIFF JENNINGS                    462                  SERVICES
5-7-98          PACIF CST. PART-CHRUCH DAVIS    7,690          24,993
5-19-98		MICHAEL WAGNER			1,539		5,000
6-15-98         PETER NEUBAUER                    615           2,000
6-18-98         GERARD O'ROUKE                  6,154          20,000
7-7-98          RODERICK ORINGER                7,500          15,000
7-27-98         DAVID GIRARD                    7,692          25,000
7-27-98         PETER NEUBAUER                 12,308          40,000
8-20-98         EDWARD SANDERS                  7,692          25,000
9-2-98          JOHN LEWIS                     10,000                  SERVICES
9-2-98          SHARRON O'TOOLE                   500                  SERVICES
9-30-98         DANIEL MASLIAH                  2,667          10,000
10-8-98         ROBERT PLIMPTON                 6,000          22,500
10-19-98        KEVIN MOLINAIRI               196,667          625,00
1-19-98		RONALD CANDRAY			2,500		9,375

                         MARINA CAPITAL, INCORPORATED
                       (A Development State Enterprise)

            CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

LIST OF STOCKHOLDERS:

                                               SHARES            $
10-21-98        RODERICK ORINGER                  480                  SERVICES
10-23-98	GERALD O'ROURKE			1,000		3,750
10-23-98	PAUL CHAFFEE			1,000		3,750
10-30-98        VERA MILLARD                    5,500          20,625
11-16-98	PAL JAUREGUI			1,300		4,875
11-21-98        RODERICK ORINGER                2,193                  SERVICES
12-1-98         CHARLES PRIEST                 37,000                  SERVICES
12-17-98        KEITH GUETSCHOW                 1,346                  SERVICES
12-22-98        JOHN ASHER                      2,700          10,125
12-22-98	RONALD CANDRAY			2,500		9,375
12-28-98	GREAGORY D'AURIA		2,000		7,500
12-31-98        KEVIN MOLINARI SUBSCRIBED     (44,913)       (142,826)

TOTAL DECEMBER 31, 1998                     3,531,768         859,112

12-31-98        KEVIN MOLINAI SUBSCRIBED       44,913         142,826
1-6-99          MARILYN SPENCER\HELEN SCHOE     1,000           3,750
1-6-99          RICHARD LUSBY                   3,934          14,750
2-16-99         CHARLES PRIEST                  5,333          20,000
2-16-99		RODRIC ROBINSON			1,000		3,750
3-10-99         IAN MACDONALD                   1,000                  SERVICES
3-11-99         SHARON SKYLOR                   3,467          13,000
3-30-99		GARY DOUGAN			2,666		9,997
3-31-99         JOHN MANGANARO                  2,666          10,000
3-31-99         ROGERT PLIMPTON                 6,000          22,500
8-2-99          JON BLANCHARD                  15,605                  SERVICES
6-2-99          DOROTHY CARTON                  1,667                  GIFT
6-2-99          DONALD CONNOLLY                 1,000                  GIFT
6-2-99          CREGORY AURIA                   2,000                  GIFT
6-2-99          RICHARD HIGGINS                 3,334                  GIFT
6-2-99          ANTHONY LOMONACO                2,000                  GIFT
6-2-99          LEE MCCANN                      3,559                  SERVICES
6-2-99          KEVIN MOLINARI                 10,000          20,000
6-2-99          KEVIN MOLINARI                 15,000          30,000
6-2-99          KEVIN MOLINARI                 27,500          55,000
6-2-99          KEVIN MOLINARI                 30,000          60,000
6-2-99          FRANCIS SANDANATO               5,000                  GIFT
6-2-99          JOHN TRETTER                    5,258                  GIFT
6-2-99          JOHN WARD                       1,667                  SERVICES
12-21-99        CHARLES PRIEST                                 25,000

TOTAL DECEMBER 31, 1999                     4,058,774       2,064,674


Item 8.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure

There has been no change in Marina's principal independent accountant during the fiscal year ended December 31, 1999.

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control persons;
         Compliance with Section 16(a) of the Exchange Act.

The directors and Officers of Marina are as follows:

Name				Age		Position

Russell C. Maughan*		 46		Director, Chairman of the Board
William J. Tabar*		 69		Director
Larry R. Walker*		 64		Director, President, CEO
Richard V. Murray*		 48		Director, COO/Vice-President
Sherren O'Toole*		 60		Secretary/Treasurer
Jon R. Blanchard*		 37		Vice-President of Development
                                                Services

*These persons may be deemed "promoters" of Marina as that term is defined under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

All Directors of Marina hold office for one year or until the next annual meeting of shareholders of Marina and their successors are duly elected and qualified.

The Officers of Marina are elected by the Board of Directors at the first meeting after each annual meeting of Marina's shareholders and hold office until their death, or until they resign or have been removed.

Officers and Directors:

Russell C. Maughan/Chairman of the Board.  Mr. Maughan has been a Director of
Marina since May of 1997 and is currently Chairman of the Board. Mr. Maughan presently serves as Vice-President of Home Abstract & Title Co. in Ogden, Utah, and has been an officer and director for the past 20 years. He is also a trustee, stockholder and Trust Officer of Home Abstract & Title Co. Mr. Maughan is designated as a Utah Registered Abstractor and Licensed Title Agent. Mr.
Maughan is a General Partner of Wolf Creek Country Club Associates. He is a member of the Ogden Chamber of Commerce, Utah Homebuilders Legislative Affairs
Committee and Ogden Board of Realtors.  Mr. Maughan has also been a Utah State
Republican Party Delegate.

William J. Tabar/Director.  Mr. Tabar has been a Director of Marina since May of
1997.  Mr. Tabar was co-founder of Business Resource Center.  Business Resource
Center opened its first business brokerage office 20 years ago in Ogden, Utah.
Mr. Tabar currently owns and manages


4 business brokerage offices located throughout the State of Utah. Mr. Tabar is a member of the board of Directors of The International Business Broker
Association, a member of the M & A Source, and a Certified Business
Intermediary.  Before founding Business Resource Center, Mr. Tabar was Chief
Operating Officer and Executive Vice-President of Scott USA, a privately owned company which manufactured ski and motorcycle products domestically and internationally, and President of AMF Head Ski and Tennis Division, manufacturer and distributor of sporting goods sold throughout the world. Mr. Tabar holds an MS Degree in Chemical Engineering from West Virginia University.

Larry R. Walker/President, Director.  Mr. Walker has been President/CEO and
Director since the inception of Marina.  He is the Principal Broker for Marina
Capital and Managing Member for the Shupe-Williams Plaza LLC. Mr. Walker has been a developer and manager of a major ski resort in the State of Utah. He established and managed a regional office for a national brokerage firm. Mr.
Walker has owned and managed a business and financial services consulting company for small to medium-sized businesses. Mr. Walker has been an executive with an investment banking firm and president of Equitable Business & Financial
Services, Inc., a business consulting firm, and SCOR Financial Associates, Inc., a securities consulting company. Mr. Walker also has had extensive business management, real estate development, securities and financial planning experience. He is a licensed Real Estate Broker and obtained his Real Estate
Brokers License from the State of Utah in 1982.  He obtained a California Real
Estate Sales License in 1986.  He also was an airline pilot for 10 years.

Richard V. Murray/Vice-President, Director.  Mr. Murray has been a Vice
President and Director since the inception of Marina. Mr. Murray has been engaged in real estate as an investor, broker and developer since 1978. Mr.
Murray has been a featured speaker for several real estate investment and brokerage firms specializing in commercial investment and development. Mr.
Murray has also been a consultant for corporate CEO's and other corporate executives engaged in acquisition negotiations. Mr. Murray graduated Cum Laude from Holy Cross in 1973 with a Bachelor of Arts Degree in History. Mr. Murray obtained his California Real Estate Broker License in 1980. He is currently the
Chief Operating Officer and Principal Broker for the San Francisco Real Estate &
Investment office.

Sherren O'Toole, Secretary-Treasurer.  Ms. O'Toole was selected by the Board of
Directors to fill the remaining term of office of Secretary upon the resignation of the previous secretary in April of 1999. Ms. O'Toole has been involved in real estate as an investor, sales agent, property manager and real estate office manager for 15 years. Prior to that time, Ms. O'Toole was a Tax Technician and Supervisory Manager for the Internal Revenue Service for 15 years. Ms. O'Toole attended Weber State University in Ogden, Utah.

Jon R. Blanchard/Vice-President Development Services. Mr. Blanchard has been involved in land planning and landscape architectural design since graduating from Kansas State University's College of Architecture and Design in 1988. He has extensive experience in land planning, landscape architectural design and consultation for various resort, hotel skiing, golf course, light industrial, retail commercial and residential projects. Mr. Blanchard has prepared design construction documents, cost estimates, specifications and bid documents of several parks throughout New York City and has worked on high-end projects in 14 states. Mr. Blanchard has done extensive work and consultation on Utah's Winter Sports Park, which will be the site of all ski jumping, bobsled and luge events during the 2002 Winter
Olympics.

Item 10.  Executive Compensation.

SUMMARY COMPENSATION TABLE

                                                            Long Term Compensation
                            Annual Compensation             Awards                             Payouts
  (a)                (b)     (c)      (d)       (e)            (f)             (g)               (h)          (i)
Name and                                     Other Annual   Restricted       Securities         LTIP       All Other
Principal                   Salary    Bonus  Compensation   Stock Award(s)   Underlying         Payouts    Compensation
Position             Year    ($)       ($)       ($)            ($)          Options/SARs (#)     ($)          ($)

Larry R. Walker      1999   $78,125     0      $9,600            0                0                0            0
Richard V. Murray    1999   $82,500     0      $9,600            0                0                0            0


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director and officer of the Company and (iii) all directors and officers as a group:

Name and Address                 Shares owned
of Beneficial Owner             Beneficially (1)      % Owned

Larry R. & Jean P. Walker           1,240,000           32%
195 Alhambra #3
San Francisco, CA 94123

Richard V. & Carolyn C. Murray      1,207,500           31%
3748 Divisadero Street
San Francisco, CA 94123

Sheila Kelly                          281,333            7%
4775 Summit Ridge Drive
Reno, NV 89503

Sherren O'Toole                           500         .013%
1120 Canyon Rd., #44
Ogden, UT 84404

William J. Tabar                       37,500            1%
4185 Beus Dr.
Ogden, UT 84403

Russell C. Maughan                     37,500            1%
1690 Shoshone Dr.
Ogden, UT 84403

Kevin Molinari                        196,667          5.1%
2375 Bay Street
San Francisco, CA 94123

Jon R. Blanchard                       37,500            1%
PO Box 3763
Park City, Utah 84060


Officers, Directors and 5%          3,038,500         78.2%
shareholders as a group
(8 in number)

<F1>
(1) The number of shares of Common Stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right.

<F2>
(2) No officer, director or security holder listed above owns any warrants, options or rights, with the exception of Kevin Molinari, who has options to purchase an additional 600,000 shares of the Company's common stock. (See "Certain Relationships and Related Transactions.")

Item 12.  Certain Relationships and Related Transactions

Marina has not entered into any transactions during 1999 with any Director, Executive Officer, Director Nominee or shareholder of 5% or more, with the exception of Kevin Molinari. Marina, on March 15, 1999,issued to Kevin Molinari 100,000 options to be exercised on or before May 15, 1999, at an exercise price of $2.00 per share. On May 15, 1999, Mr. Molinari exercised the option for 10,000 shares of restricted common stock at an exercise price of $2.00 per share. Marina has not entered into transactions with any member of the immediate families of the foregoing persons (includes spouse, children, siblings and in-laws), nor is any such transaction proposed.

Item 13.  Exhibits and Reports on Form 8-K.

Exhibits have been previously reported on Form 10-SB.

The following list describes the exhibits filed as part of this Form 10-KSB:

Exhibit No.		Description of Document

3.1		Articles of Incorporation of Marina Capital, Incorporated.

3.2		Bylaws of Marina Capital, Incorporated.

4.0		Specimen form of Registrant's common stock.

10.1		Employment Agreement dated November 1, 1996 between Marina
		Capital, Inc., and Larry R. Walker.

10.2 Employment Agreement dated November 1, 1996 between Marina Capital, Inc., and Richard V. Murray.

10.3		Employment Agreement dated April 1, 1999, between Marina
		Capital Inc., and John R. Blanchard.

10.4		Option Agreements dated, October 20, 1998, between Kevin
		Molinari and Marina Capital, Inc. for 300,000 options.

10.5		Option Agreement dated, December 14, 1998, between Kevin
		Molinari and Marina Capital, Inc. for 200,000 options.

10.6		Subscription/Option Agreement dated March 15, 1999, between
		Kevin Molinari and Marina Capital, Inc. for 100,000 options.

10.7		Consent of Accountants.

10.8            Letter of Intent and Understanding between VR Utah and Marina
                Capital, Inc.

10.9		Financing Terms OlymPeak Estates Subdivision

10.10 Real Estate Purchase Contract Shupe Williams Plaza (the Company) and Ogden City Corporation and Ogden City Neighborhood Development Agency.

23.0		Loan Agreement dated, October 31, 1996, between the Maughn
		Family Trust and Marina Capital, Inc.