Form 10QSB
period 2000-03-31
MARINA CAPITAL INC
filed 2001-01-08
CIK 1027983

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________to_______________

Commission file number:  0-26457

                         MARINA CAPITAL, INCORPORATED
                ______________________________________________
                (Name of small business issuer in its charter)

            Utah                                             87-0554016
_______________________________                            __________________
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

 2605 Wall Ave., Ogden, Utah                                      84401
___________________________                                _________________
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:  (801) 394-2400

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

                         Outstanding at September 30, 2000
                         _________________________________
                                    4,080,427
                         $.001 par value common stock

                              MARINA CAPITAL, INC.
                                  FORM 10-QSB

                               TABLE OF CONTENTS


                        PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements............................................... 1

ITEM 2. Managemen Discussion and Analysis of Financial Condition
          and Results of Operations........................................ 2


                          PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings.................................................. 3

ITEM 2. Changes in Securities and Use of Proceeds.......................... 3

ITEM 3. Defaults Upon Senior Securities.................................... 3

ITEM 4. Submission of Matters to a Vote of Security Holders................ 4

ITEM 5. Other Information.................................................. 4

ITEM 6. Exhibits and Reports on Form 8-K................................... 4

                        PART I--FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   INDEX

                                                                Page


Condensed Consolidated Balance Sheets as of March 31, 2000
   and December 31, 1999                                        F-1

Condensed Consolidated Statements of Operations for the
   Three-months ended March 31, 2000 and 1999                   F-3

Condensed Consolidated Statements of Cash Flows for the
   Three-months ended March 31, 2000 and 1999                   F-4

Notes to Condensed Consolidated Financial Statements            F-6

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                        March 31,   December 31,
                                                          2000         1999
                                                         ______       ______

CURRENT ASSETS
    Cash                                               $   42,479   $   15,714
    Escrow deposits                                        45,100       45,100
    Deposits                                                  -            220
                                                       __________   __________

          TOTAL CURRENT ASSETS                             87,579       61,034
                                                       __________   __________

OTHER ASSETS
    Office equipment (net)                                  4,623        4,897
    OlymPeak Estates land                               1,367,363    1,354,445
    Powder Mountain land                                   96,000       96,000
    Shupe-Williams Plaza                                  304,270      287,986
                                                       __________   __________

          TOTAL OTHER ASSETS                            1,772,256    1,743,328
                                                       __________   __________

TOTAL ASSETS                                           $1,859,835   $1,804,362
                                                       ==========   ==========



                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accrued interest                                   $   86,514   $   63,620
    Accounts payable                                        8,290       11,126
    Current maturities of notes payable                   187,046       74,546
    Trust deposits                                         45,100       45,100
                                                       __________   __________

          TOTAL CURRENT LIABILITIES                    $  326,950   $  194,392
                                                       __________   __________

  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                           CONDENSED CONSOLIDATED
                         BALANCE SHEETS (CONTINUED)

                                                        March 31,   December 31,
                                                          2000         1999
                                                         ______       ______


LONG-TERM LIABILITIES:
    Notes payable                                      $  842,353   $  729,853
    Less current maturities                              (187,046)     (74,546)
                                                       __________   __________

          NOTES PAYABLE EXCLUDING
            CURRENT MATURITIES                            655,307      655,307
                                                       __________   __________

          TOTAL LIABILITIES                               982,257      849,699
                                                       __________   __________

REDEEMABLE PREFERRED STOCK
    Redeemable preferred stock - 5,000,000 shares
      no par value authorized,
        94,259 shares issued and outstanding              278,278
        84,259 shares issued and outstanding                           240,778

          TOTAL REDEEMABLE PREFERRED STOCK                278,278      240,778

STOCKHOLDERS' EQUITY
    Common stock - 30,000,000 shares
      $.001 par value authorized
        4,058,774 shares issued and outstanding         2,226,481    2,226,481

    Contributed capital                                 1,390,464    1,390,464

    Deficit accumulated in the development stage       (3,017,645)  (2,903,060)
                                                       __________   __________

          TOTAL STOCKHOLDERS' EQUITY                      599,300      713,885
                                                        __________   __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $1,859,835   $1,804,362
                                                       ==========   ==========

  The accompanying notes are an integral part of these financial statements.


                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Three-months     Three-months     March 5, 1996
                                                        ended            ended         (inception) to
                                                    March 31, 2000   March 31, 1999    March 31, 2000
                                                    ______________   ______________    ______________
REVENUE
    Real estate sales commissions                   $    3,000       $    7,975        $    97,306
    Rent-land                                              -                -                3,300
    Sale of land                                           -                -               40,000
                                                    __________       __________        ___________
          TOTAL REVENUE                                  3,000            7,975            140,606
                                                    __________       __________        ___________

    Cost of sales                                          -                -               25,000
                                                    __________       __________        ___________
          GROSS MARGIN                                   3,000            7,975            115,606
                                                    __________       __________        ___________

OPERATING EXPENSES
    Abandoned projects                                     -             15,000             27,184
    Accounting & legal                                   6,607            1,182            283,486
    Advertising and promotion                              459              110             14,171
    Commissions                                          3,130            3,578             80,565
    Consulting                                           2,320              -              186,641
    Dues and registrations                               2,008              716             10,258
    Office expenses                                      5,455            6,335            102,758
    Taxes                                                6,398            5,993             62,431
    Travel & entertainment                              12,072            5,462            153,602
    Telephone                                            1,466            2,013             39,753
    Salaries                                            63,450           55,075            666,084
    Insurance                                            4,605            3,588             37,142
    Depreciation                                           275              114              1,832
    Other compensation                                     -                -            1,390,464
                                                    __________        _________        ___________

          TOTAL OPERATING EXPENSES                     108,245           99,166          3,056,371
                                                    __________        _________        ___________

         NET LOSS FROM OPERATIONS                     (105,245)         (91,191)        (2,940,765)
                                                    __________        _________        ___________

OTHER INCOME AND (EXPENSES)
    Interest income                                        636            1,270             12,379
    Interest expense                                    (9,974)          (6,622)           (89,258)
                                                    __________        _________        ___________

          TOTAL OTHER INCOME AND (EXPENSE)              (9,338)          (5,352)           (76,879)
                                                    __________        _________        ___________

NET LOSS                                            $ (114,583)       $ (96,543)       $(3,017,644)
                                                    ==========        =========        ===========

BASIC AND DILUTED LOSS PER SHARE                         $(.03)           $(.02)
                                                         =====            =====

WEIGHTED AVERAGE COMMON SHARES --
    BASIC AND DILUTED                                4,058,774        3,883,464

                                      F-3

The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Three-months     Three-months     March 5, 1996
                                                        ended            ended         (inception) to
                                                    March 31, 2000   March 31, 1999    March 31, 2000
                                                   ______________    ______________    ______________
OPERATING ACTIVITIES

Net loss                                            $ (114,583)      $ (96,543)        $(3,017,644)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Changes in operating assets and liabilities
      Accounts receivable                                  220          15,000                 -
      Accounts payable and accrued expenses             20,056          12,179              94,802
    Depreciation                                           275             114               1,832
    Gain on sale of assets                                 -               -               (16,000)
    Stock option compensation                              -               -             1,390,464
    Stock issued for services                              -               -               231,578
                                                    __________       _________         ___________

Net cash used in operating activities                  (94,032)        (69,250)         (1,314,968)
                                                    __________       _________         ___________

INVESTING ACTIVITIES

Sale of land                                               -               -                40,000
Real estate development                                (29,203)        (95,260)         (1,044,738)
Purchase of equipment                                      -               -                (6,454)
                                                    __________       _________           ___________

Net cash used in investing activities                  (29,203)        (95,260)         (1,011,192)
                                                    __________       _________         ___________

FINANCING ACTIVITIES

Principle payments on notes payable                        -               -              (487,147)
Proceeds from notes payable                            112,500             -               604,500
Proceeds from sale of redeemable preferred stock        37,500             -               278,278
Proceeds from sale of common stock                         -           239,969           1,973,008
                                                    __________       _________         ___________

Net cash provided in financing activities              150,000         239,969           2,368,639
                                                    __________       _________         ___________

Increase in cash                                        26,765          75,459              42,479

Cash at beginning of period                             15,714         166,342                 -
                                                    __________       _________         ___________
Cash at end of period                               $   42,479       $ 241,801         $    42,479
                                                    ==========       =========         ===========


The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                      CONDENSED CONSOLIDATED STATEMENTS
                          OF CASH FLOWS (CONTINUED)


                                                     Three-months      Three-months    March 5, 1996
                                                        ended             ended        (inception) to
                                                   March 31, 2000    March 31, 1999    March 31, 2000
                                                   ______________    ______________    _____________

SUPPLEMENTAL DISCLOSURES

Non-cash investing activities - Acquisition of
  land with issuance of note payable                     -                 -           $   725,000
                                                                                       ===========

Cash paid during the
period for Interest                                $        0        $        0        $   243,470


  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

A.	Nature of Business

	Marina Capital, Incorporated (the Company) was incorporated in Utah on March 5, 1996. The purpose of the Company is to invest in and develop various real estate and other business opportunities. The Company has two real estate projects in various stages of development in the Northern Utah area, the OlymPeak Estates project and the Shupe-Williams building project. The Company has formed two wholly owned Limited Liability Companies to own and manage the Shupe-Williams building project. The Shupe-Williams building was purchased by Shupe-Williams Plaza, LLC for $100 and is it's only asset. Shupe-Williams Plaza, LLC is 100% owned by Marina Holding, LLC which has no other assets. Marina Holding, LLC is 100% owned by Marina Capital, Incorporated. All three companies have been consolidated into these financials and any intercompany transactions have been eliminated.

B.	Basis of  Presentation

	The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 2000 and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Company's annual report on form 10-KSB, as amended, for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

        The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expense for the period being reported. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2000 or future annual periods.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (CONTINUED)


NOTE 2 - REDEEMABLE PREFERRED STOCK

The Company has issued 94,259 shares of redeemable preferred stock at a price of $2.50 to $3.00 per share. The redeemable preferred stock bears interest at 10 to 12 percent per annum which is payable in cash or additional preferred stock of the Company, at the option of the holder.

Interest related to preferred stock in the amounts of $6,623, and $6,623 for the three-month periods ended March 31, 2000, and 1999 respectively has been recognized as interest expense in the accompanying condensed consolidated statements of operations.


NOTE 3 - LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period.
Diluted loss per share is the same as basic loss per share since options to purchase 900,000 and 888,346 potential shares of common stock for the three month periods ended March 31, 2000, and 1999, respectively, are not included in the computation of diluted loss per share as their effect would have been anti-dilutive.


NOTE 4 - CONTINGENT LIABILITIES

Ogden City Corporation and the Ogden City Redevelopment Agency (the City) each hold a $250,000 trust deed note on the Shupe-Williams Building and adjacent lot. Said notes will be deemed satisfied upon sufficient completion of the project as specified in the purchase agreement. The Company is also subject to restrictions on transfer of the building. Management has not reported this obligation as either an asset or a liability in the financial statements due to its contingent nature. Management believes the obligation will never be paid as it will be satisfied on completion of the project or canceled if the building is returned to the City.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (CONTINUED)


NOTE 5 - REAL ESTATE

Total capitalized costs and related changes in the cost of developed property are as follows:

                                          Shupe-       Powder
                           OlymPeak      Williams     Mountain
                           Estates        Plaza        Land            Total
                           _________      ________     ________        _____

Balance at
  December 31, 1999      $1,354,445      $287,986   $   96,000     $1,738,431

  Development
  costs capitalized          12,918        16,284          -           29,202

Balance at
  March 31, 2000         $1,367,363      $304,270   $   96,000     $1,767,633


NOTE 6 - STOCK OPTION AGREEMENTS

In October and December, 1998, in exchange for services from an existing stock holder, the Company issued to such stock holder options to acquire an additional 500,000 shares of common stock at the exercise price of $2.50 per share.

Two of the Company's employees have entered into employment agreements which grant them the right to purchase shares of common stock (each year within 60 days of their anniversary date, beginning November 1, 1997 and ending November 1, 2003) equal to an aggregate total of five percent of the then issued and outstanding common stock of the Company at an exercise price equal to 75 percent
of the book value of the common shares as of the date of exercise.   The Company
has applied variable-plan accounting with respect to these options, and accordingly, compensation expense has been recognized in the annual consolidated statements of operations based on the estimated total intrinsic value of shares available under option, as measured on each of the anniversary dates for each of the years ended December 31, 1999, 1998 and 1997.

Effective March 14, 2000, the Company, and the employees described above, nullified the provision included in the employment agreements which granted such employees the right to acquire up to five percent of the Company's outstanding common stock. In connection with the cancellation of the previous stock option agreement, the Company granted each of the employees an option to acquire 200,000 shares of the Company's common stock at the price of $3.50 per share. The option to acquire common stock terminates in conjunction with the termination of the employment agreements on October 31, 2003.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 - STOCK OPTION AGREEMENTS (CONTINUED)

A summary of the Company's stock option activity and related information for the three-months ended March 31, 2000 is as follows. All options outstanding as of March 31, 2000 are exercisable. The weighted-average remaining contractual life for all options outstancing as of March 31, 2000 is 4.3 years.

                                                               Weighted-average
                                           Number of Shares     exercise price
                                           ________________    ________________
Outstanding at beginning of period             905,877           $       1.44

Granted                                        400,000           $       3.50

Cancelled                                      405,877           $       0.13

Outstanding at end of period                   900,000           $       2.94

The exercise price for the options granted during the three-months ended March 31, 2000 exceeded the estimated fair market malue of the stock. Accordingly, no compensatioin cost has been recognized for the period. Furthermore, due to the large difference detween the strike price of the options and the estimated fair valueof the stock, using the "minimum-value" approach prescribed under Statement of Fiancial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), no value was attributed to the options granted during the period, and proforma disclosures of net loss, and net loss per share are not applicable.

NOTE 8 - NOTE PAYABLE

On February 1, 2000, the Company borrowed $112,500 from a stockholder. The note payable, bears interest at 12%, is due February 1, 2001, and is unsecured.

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q may contain trend information and forward-looking statements that involve risks and uncertainties. The actual results of operations of the Company could differ materially from the Company's historical result of operations and those discussed in such forward-looking statements as a result of certain factors set forth in this section and elsewhere in this Form 10-Q, including information incorporated by reference.

RESULTS OF OPERATIONS

Revenues

The Company is primarily engaged in developing two real estate developments, OlymPeak Estates and the Shupe-Williams Building. No sales have been realized from either project as the Company is in the process of obtaining the necessary permits and funding to develop the projects. As of March 31, 2000, the Company had expended $392,363 (in addition to the original land purchase for $975,000) OlymPeak Estates and $304,270 on the Shupe-Williams Building for preliminary construction costs. All costs have been capitalized. Prospective buyers have and are continuing to reserve lots and condo units, but no sales can be finalized until the projects are sufficiently complete. The Company has several real estate agents engaged in brokering other real estate parcels. This has generated revenues of $3,000 in the current quarter and $7,975 for the three-months ended March 31, 1999.

Operating Expenses

For the quarter ending March 31, 2000, operating expenses increased 9% as compared to the same period from the previous year. Total operating expenses were $108,245 and $99,166 for the quarters ending March 31, 2000 and 1999. Salaries increased by $8,375 or 15.2% from $55,075 to $63,450 which is the result of hiring a full time land planner. Accounting and legal fees increased $5,425 or 459% due to the Company's efforts to register with the Securities and Exchange Commission. Travel and entertainment increased $6,610 or 121% as a result of increased out-of-town fund raising and marketing activity. In addition, the period ended March 31, 1999, includes $15,000 in costs from an abandoned project in Costa Rica. Management feels that operating expenses will remain at this current level.

Operating Loss

The Company reported an operating loss of $105,245 for the first quarter of 2000, compared with an operating loss of $91,191 for the prior year's first quarter. This was an increase of 15%. The largest expenses are salaries $63,450 and travel and entertainment $12,072. The Company will more than likely continue to show an operating loss until sales commence on the OlymPeak and Shupe-Williams projects.

Other Income (Expenses)

For the quarters ending March 31, 2000 and 1999, the Company reported interest expense of $9,974 and $6,622 related to redeemable preferred stock and short term notes. Additionally, the Company has capitalized $14,317 of interest in each of the quarters ending march 31, 2000 and 1999, on the OlymPeak land purchase note.

Income Taxes

Although the Company has incurred operating losses during the three-month period ended March 31, 2000, no income tax benefit has been recognized. The Company continues to be in the development stage, and although it has certain real estate projects under various degrees of development, the Company has a limited operating history. Currently, there is not adequate assurance the Company will be able to generate sufficient future profits necessary to realize income tax benefits from losses incurred through March 31, 2000.

Liquidity and Financial Resources

The Company had negative working capital of ($239,371) at March 31, 2000. It has invested $1,767,633 in real estate projects and has long-term debt of $655,307. Stockholders have invested $3,895,223 in the Company as of March 31, 2000 with $37,500 being invested during the three months ended March 31, 2000. The Company is working on obtaining financing to complete construction on the two projects in progress. Current estimates are that the OlymPeak Estates project will require $1,000,000 to complete and Shupe-Williams $4,500,00. Management feels it will be able to obtain the financing needed to complete the construction and also fund ongoing operations either through additional stock transactions or loans. However, no loan commitments have been made and there can be no assurance that such funds will be raised in sufficient amounts to meet the cash requirements of the Company.

                         PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings.

	The Company has no legal proceedings in effect.

ITEM 2. Changes in Securities and Use of Proceeds.

	There have been no changes in securities during this reporting period.

ITEM 3. Defaults Upon Senior Securities.

	The Company has incurred no defaults upon senior securities during this reporting period.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

	There were no matters submitted to a vote of security holders during this reporting period.

ITEM 5.	Other Information.

	None.

ITEM 6.	Exhibits and Reports on Form 8-K.

	(a)  Exhibits

	Exhibit No. 27	Financial Data Schedule

	(b)  Form 8-K

	There were no reports filed on Form 8-K.

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Marina Capital, Inc.
 (Registrant)

/s/Larry R. Walker
________________________________
Larry R. Walker
Chief Executive Officer



Date:   January 5, 2001