Form 10QSB
period 2000-06-30
MARINA CAPITAL INC
filed 2001-01-08
CIK 1027983

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________to_______________

Commission file number:  0-26457

                         MARINA CAPITAL, INCORPORATED
                         ____________________________
                (Name of small business issuer in its charter)

                Utah                                        87-0554016
_______________________________                            __________________
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

 2605 Wall Ave., Ogden, Utah                                      84401
_______________________________________                    __________________
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:  (801) 394-2400

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

ITEM 2. Management Discussion and Analysis of Financial Condition
        and Results of Operations.......................................... 2


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

ITEM 6. Exhibits and Reports on Form 8-K................................... 5

                        PART I--FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    INDEX

                                                                Page


Condensed Consolidated Balance Sheets                           F-1

Condensed Consolidated Statements of Operations for the
Three-months ended June 30, 2000 and 1999                       F-3

Condensed Consolidated Statements of Operations for the
Six-months ended June 30, 2000 and 1999                         F-4

Condensed Consolidated Statements of Cash Flows for the
Six-months ended June 30, 2000                                  F-5

Notes to Condensed Consolidated Financial Statements            F-7

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                  June 30,        December 31,
                                                    2000             1999
                                                _____________   ____________

CURRENT ASSETS
    Cash                                        $   30,211       $   15,714
    Escrow deposits                                 45,100           45,100
    Deposits                                           -                220
                                                __________       __________

          TOTAL CURRENT ASSETS                      75,311           61,034
                                                __________       __________

OTHER ASSETS
    Office equipment (net)                           4,347            4,897
    OlymPeak Estates land                        1,374,962        1,354,445
    Powder Mountain land                            96,000           96,000
    Shupe-Williams Plaza                           314,590          287,986
    Loan fees                                        8,500              -
                                                __________       __________

          TOTAL OTHER ASSETS                     1,798,399        1,743,328
                                                __________       __________

TOTAL ASSETS                                    $1,873,710       $1,804,362
                                                ==========       ==========



                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accrued interest                            $   97,531       $   63,620
    Accounts payable                                18,201           11,126
    Current maturities of notes payable            149,546           74,546
    Trust deposits                                  45,100           45,100
                                                __________       __________

          TOTAL CURRENT LIABILITIES             $  310,378       $  194,392
                                                __________       __________

The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                  June 30,        December 31,
                                                    2000             1999
                                                _____________   ____________


LONG-TERM LIABILITIES:
    Notes payable                               $  804,853       $  729,853
    Less current maturities                       (149,546)         (74,546)
                                                __________       __________

          NOTES PAYABLE EXCLUDING
            CURRENT MATURITIES                     655,307          655,307
                                                __________       __________

          TOTAL LIABILITIES                        965,685          849,699
                                                __________       __________

REDEEMABLE PREFERRED STOCK
    Redeemable preferred stock - 5,000,000
      shares no par value authorized,
        124,259 shares issued and outstanding      390,778              -
        84,259 shares issued and outstanding           -            240,778
                                                __________       __________

          TOTAL REDEEMABLE PREFERRED STOCK         390,778          240,778
                                                __________       __________

STOCKHOLDERS' EQUITY
    Common stock - 30,000,000 shares $.001
      par value authorized
       4,067,094 shares issued and outstanding   2,257,681              -
       4,058,774 shares issued and outstanding         -          2,226,481

    Contributed capital                          1,390,464        1,390,464

    Deficit accumulated in the
     development stage                          (3,130,898)      (2,903,060)
                                                __________       __________

          TOTAL STOCKHOLDERS' EQUITY               517,247          713,885
                                                __________       __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $1,873,710       $1,804,362
                                                ==========       ==========

The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three-months     Three-months     March 5, 1996
                                            ended            ended        (inception) to
                                        June 30, 2000    June 30, 1999    June 30, 2000
                                        _____________    _____________    _____________
REVENUE
    Real estate sales commissions        $      -         $    5,700       $    97,306
    Rent-land                                   -                -               3,300
    Sale of land                                -                -              40,000
                                         __________       __________       ___________
          TOTAL REVENUE                         -              5,700           140,606
                                         __________       __________       ___________

    Cost of sales                               -                -              25,000
                                         __________       __________       ___________
          GROSS MARGIN                          -              5,700           115,606
                                         __________       __________       ___________

OPERATING EXPENSES
    Abandoned projects                          -                -              27,184
    Accounting & legal                        8,828           17,496           292,314
    Advertising and promotion                   -                -              14,171
    Commissions                                 -              1,345            80,565
    Consulting                                  -              1,688           186,641
    Dues and registrations                      120              977            10,378
    Office expenses                           4,251            5,495           107,009
    Taxes                                     4,908            5,459            67,339
    Travel & entertainment                   13,668           14,775           167,270
    Telephone                                 1,826            2,297            41,579
    Salaries                                 63,998           66,350           730,082
    Insurance                                 4,519            4,576            41,661
    Depreciation                                275              114             2,107
    Other compensation                          -                -           1,390,464
                                         __________       __________       ___________
          TOTAL OPERATING
            EXPENSES                        102,393          120,572         3,158,764
                                         __________       __________       ___________
          NET LOSS FROM
            OPERATIONS                     (102,393)        (114,872)       (3,043,158)
                                         __________       __________       ___________

OTHER INCOME AND (EXPENSE)
    Interest income                             237              -              12,616
    Interest expense                        (11,098)          (6,623)         (100,356)
                                         __________       __________       ___________
          TOTAL OTHER INCOME
            AND (EXPENSE)                   (10,861)          (6,623)          (87,740)
                                         __________       __________       ___________

NET LOSS                                 $ (113,254)      $ (121,495)      $(3,130,898)
                                         ==========       ==========       ===========
BASIC AND DILUTED LOSS PER SHARE              $(.03)           $(.03)
                                              =====            =====

WEIGHTED AVERAGE
  COMMON SHARES-BASIC AND DILUTED         4,062,934        3,971,119


  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Six-months      Six-months
                                                    ended           ended
                                                June 30, 2000   June 30, 1999
                                                _____________   _____________

REVENUE - Real estate sales commissions          $    3,000      $    13,675
                                                 __________      ___________

OPERATING EXPENSES
    Abandoned project                                   -             15,000
    Accounting & legal                               15,435           18,678
    Advertising and promotion                           459              110
    Commissions                                       3,131            4,923
    Consulting                                        2,320            1,688
    Dues and registrations                            2,461            1,667
    Office expenses                                   9,371           11,854
    Taxes                                            11,306           11,452
    Travel & entertainment                           25,740           20,238
    Telephone                                         3,292            4,310
    Salaries                                        127,448          121,425
    Insurance                                         9,124            8,165
    Depreciation                                        551              228
                                                 __________      ___________
          TOTAL OPERATING
            EXPENSES                                210,638          219,738
                                                 __________      ___________
          NET LOSS FROM
            OPERATIONS                             (207,638)        (206,063)
                                                 __________      ___________

OTHER INCOME AND (EXPENSES)
    Interest income                                     874            1,270
    Interest expense                                (21,072)         (13,246)
                                                 __________      ___________

          TOTAL OTHER INCOME  AND (EXPENSE)         (20,198)         (11,976)
                                                 __________      ___________

NET LOSS                                         $ (227,836)     $  (218,039)
                                                 ==========      ===========

BASIC AND DILUTED LOSS PER SHARE                      $(.06)           $(.05)
                                                      _____            _____
WEIGHTED AVERAGE
  COMMON SHARES-BASIC AND DILUTED                 4,062,934        3,971,119

  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Six-months     Six-months    March 5, 1996
                                                         ended          ended       (inception) to
                                                     June 30, 2000  June 30, 1999   June 30, 2000
                                                     _____________  _____________   ______________
OPERATING ACTIVITIES
____________________

Net loss                                              $ (227,836)     $ (218,039)    $(3,130,897)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Changes in operating assets and liabilities
      Accounts receivable                                    220          15,000             -
      Accounts payable and accrued expenses               40,986          35,413         115,732
    Depreciation                                             551             228           2,108
    Gain on sale of assets                                   -               -           (16,000)
    Stock option compensation                                -               -         1,390,464
    Stock issued for services                                -               -           231,578
                                                      __________      __________     ___________

Net cash used in operating activities                   (186,079)       (167,398)     (1,407,015)
                                                      __________      __________     ___________

INVESTING ACTIVITIES

Sale of land                                                 -               -            40,000
Equipment purchase                                           -            (1,897)         (6,454)
Real estate development                                  (47,124)       (137,554)     (1,062,659)
Loan fees                                                 (8,500)            -            (8,500)
                                                      __________      __________     ___________

Net cash used in investing activities                    (55,624)       (139,451)     (1,037,613)
                                                      __________      __________     ___________

FINANCING ACTIVITIES

Principle payments on notes payable                          -               -          (487,147)
Proceeds from notes payable                               75,000             -           567,000
Proceeds from sale of common stock                        31,200         427,470       2,004,208
Proceeds from sale of redeemable preferred stock         150,000              -          390,778
                                                      __________      __________     ___________

Net cash provided in financing activities                256,200         427,470       2,474,839
                                                      __________      __________     ___________

Increase in cash                                          14,497         120,621          30,211

Cash at beginning of period                               15,714         166,342             -
                                                      __________      __________     ___________
Cash at end of period                                 $   30,211      $  286,963     $    30,211
                                                      ==========      ==========     ===========

                                      F-5

  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                       Six-months      Six-months   March 5, 1996
                                                         ended           ended      (inception) to
                                                     June 30, 2000   June 30, 1999  June 30, 2000
                                                     _____________   _____________  ______________

SUPPLEMENTAL DISCLOSURES
________________________

Non-cash investing activities - Acquisition of
  land with issuance of note payable                         -               -       $   725,000
                                                                                     ===========
Cash paid during the period
  for Interest                                        $    6,688      $        0     $   250,158


                                      F-6


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

	The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of June 30, 2000 and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Company's annual report on form 10-KSB, as amended, for the year ended
        December 31, 1999 filed with the Securities and Exchange Commission.

        The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expense for the period being reported. Actual results could differ from those estimates. The results of operations for the three and six months ended
        June 30, 2000 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2000 or future annual periods.



                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (CONTINUED)


NOTE 2 - REDEEMABLE PREFERRED STOCK

The Company has issued 124,259 shares of redeemable preferred stock at a price of $2.50 to $3.00 per share. The redeemable preferred stock bears interest at 10 to 12 percent per annum which is payable in cash or additional preferred stock of the Company, at the option of the holder.

Interest related to preferred stock in the amounts of $13,246, and $13,246 for the six-month periods ended June 30, 2000, and 1999, respectively has been recognized as interest expense in the accompanying condensed consolidated statements of operations. Such interest totaled $6,623 for the three-month periods ended June 30, 2000 and 1999.


NOTE 3 - LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period.
Diluted loss per share is the same as basic loss per share since options to purchase 900,000 and 888,346 potential shares of common stock for the three and six month periods ended June 30, 2000, and 1999, respectively, are not included in the computation of diluted loss per share as their effect would have been anti-dilutive.


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




                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (CONTINUED)


NOTE 5 - REAL ESTATE

Total capitalized costs and related changes in the cost of developed property are as follows:


                                          Shupe-       Powder
                           OlymPeak      Williams     Mountain
                           Estates        Plaza        Land            Total
                          _________      ________     ________         _____
Balance at
 December 31, 1999       $1,354,445      $287,986    $   96,000      $1,738,431

  Development costs
  capitalized during
   the six-months
    June 30, 2000            20,517        26,604           -            47,121
                         __________      ________     _________      __________

Balance at
 June 30, 2000           $1,374,962      $314,590    $   96,000      $1,785,552
                         ==========      ========     =========      ==========


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

Effective March 14, 2000, the Company, and the employees described above, nullified the provision included in the employment agreements which granted such employees the right to acquire up to five percent of the Company's outstanding common stock. In connection with the cancellation of the previous stock option agreement, the Company granted each of the employees an option to acquire 200,000 shares of the Company's common stock at the price of $3.50 per share. The option to acquire common stock terminates in conjunction with the termination of the employment agreements on October 31, 2003. No options were granted during the three-months ended June 30, 2000. All options outstanding
June 30, 2000 are exercisable. The weighted-average remaining contractual life for all options outstanding as of June 30, 2000 is 4.0 years.




                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (CONTINUED)


NOTE 7 - NOTES PAYABLE

During the three-months ended June 30, 2000, the Company borrowed $17,500 from individuals on short-term notes that bear interest at 10%. Of this amount, $12,500 was borrowed from a related stockholder.





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

RESULTS OF OPERATIONS

Revenues

The Company is primarily engaged in developing two real estate developments, OlymPeak Estates and the Shupe-Williams Building. No sales have been realized from either project as the Company is in the process of obtaining the necessary permits and funding to develop the projects. As of June 30, 2000, the Company had expended $399,962 (in addition to the original land purchase for $975,000) on OlymPeak Estates and $314,590 on the Shupe-Williams Building for preliminary construction costs. All costs have been capitalized. Prospective buyers have and are continuing to reserve lots and condo units, but no sales can be finalized until the projects are sufficiently complete. The Company has real estate agents engaged in brokering other real estate parcels. This has generated commissions of $-0- in the current quarter and $5,700 for the quarter ended June 30, 1999. $3,000 and $13,675 was earned for the six- months ended
June 30, 2000 and 1999.

Operating Expenses

For the quarter ending June 30, 2000, operating expenses decreased 15% as compared to the same period from the previous year.  Total operating expenses were $102,393 and $120,572 for the quarters ending June 30, 2000 and 1999.  The only significant changes for the quarter was a decrease in accounting and legal
fees from $17,496 to $8,828.   The three-months ended June 30, 1999 was higher
do to costs associated with the Company's Registration with the Securities and
Exchange Commission.  Management feels that operating expenses will remain at this current level.

For the six months ended June 30, 2000, operating expenses decreased 4% or $9,100. Salaries increased $6,023. Travel increased $5,502 while abandoned projects decreased by $15,000.

Operating Loss

The Company reported an operating loss of $102,393 for the second quarter of 2000, compared with an operating loss of $114,872 for the prior year's second quarter. This was a decrease of 11%. On a year to date basis, the Company reported an operating loss increase of 7% or $207,638 in 2000, compared with an operating loss of $206,063 for the first six months of 1999. The largest expenses are salaries $127,448 and travel and entertainment $25,740. The
Company will more than likely continue to show an operating loss until sales commence on the OlymPeak and Shupe-Williams projects.


Other Income (Expenses)

For the quarter ending June 30, 2000 and 1999, the Company reported interest expense of $11,098 and $6,623 related to redeemable preferred stock and short term notes.  Additionally, the Company has capitalized $14,317
interest per quarter on the OlymPeak land purchase note.    Year-to-date
interest expense for the six-months ended June 30, 2000 and 1999 was $21,072 and $13,246.

Income Taxes

Although the Company has incurred operating losses during the six-month and three-month periods ended June 30, 2000, no income tax benefit has been recognized. The Company continues to be in the development stage, and although it has certain real estate projects under various degrees of development, the Company has a limited operating history. Currently, there is not adequate assurance the Company will be able to generate sufficient future profits necessary to realize income tax benefits from losses incurred through June 30, 2000.

Liquidity and Financial Resources

The Company had negative working capital of ($235,067) at June 30, 2000. It has invested $1,794,052 in real estate projects and has long-term debt of $655,307.
Stockholders have invested $4,038,923 in the Company as of June 30, 2000 with $143,700 being invested during the three months ended June 30, 2000. The Company is working on obtaining financing to complete construction on the two projects in progress. Current estimates are that the OlymPeak Estates project will require approximately $1,000,000 to complete and Shupe-Williams $4,500,000.
Management feels it will be able to obtain the financing needed to complete the construction and also fund ongoing operations either through additional stock transactions or loans. However, no loan commitments have been made and there can be no assurance that such funds will be raised in sufficient amounts to meet the cash requirements of the Company.

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

	The Company held an Annual Meeting of Shareholders' on June 2, 2000 whereby the following matters by Proxy were presented to and voted on by the Company's Shareholders.

	Re-elected as the Company's Directors were: Larry R. Walker (votes for:
        3,580,977), Richard V. Murray (votes for: 3,580,977), Russell C. Maughan
        (votes for: 3,334,353) and William J. Tabar (votes for: 2,711,812).
        Elected as new Directors of the Board were: Glen J. Mecham (votes for:
        2,948,185) and Morton Miller (votes for: 2,711,812).

	There were no votes against or authority to withhold a vote for any of the elected Directors. Each Director will serve in such capacity for the following year.

	The following were elected to the Company's Advisory Board:  Charles A.
        Priest (votes for: 3,143,093, no votes against and 1,000 abstentions), Gene Harter (votes for: 3,116,984, no votes against and no abstentions), Thomas J. Lyons (votes for: 2,969,617, no votes against and 37,500 abstentions) and Dennis L. Walton (votes for: 2,697,063, no votes against and no abstentions). Each Advisor will serve in such capacity for the following year.

	The Shareholders voted to retain Davis, James & Chase-Kraaima as the
        Company's independent CPA by a vote of 3,736,797 for and there were no votes against or any abstentions.

	The Shareholders elected to ratify the employment of a qualified CPA for the Company's required SEC filings by a vote of 3,736,797 for and there were no votes against or any abstentions. The Board of Directors were given the authority to retain a CPA of their choice.

	The Shareholders voted to ratify the allowance of the Company to compensate outside Directors and Members of the Board of Advisors by a vote of 3,734,797 for and there were no votes against or any abstentions.

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


Marina Capital, Inc.
(Registrant)


/s/Larry R. Walker
_______________________________
Larry R. Walker
Chief Executive Officer


Date:   January 5, 2001


