Form 10QSB
period 2000-09-30
MARINA CAPITAL INC
filed 2001-01-08
CIK 1027983

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

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

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    INDEX

                                                                Page


Condensed Consolidated Balance Sheets                           F-1

Condensed Consolidated Statements of Operations for the
three-months ended September 30, 2000 and 1999                  F-3

Condensed Consolidated Statements of Operations for the
Nine-months ended September 30, 2000 and 1999                   F-4

Condensed Consolidated Statements of Cash Flows for the
Nine-months ended September 30, 2000                            F-5

Notes to Condensed Consolidated Financial Statements            F-7

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                    ASSETS


                                                September 30,    December 31,
                                                    2000             1999
                                                _____________   ____________

CURRENT ASSETS
    Cash                                         $   20,148       $   15,714
    Escrow deposits                                  45,100           48,100
    Deposits                                            -                220
                                                 __________      ___________

          TOTAL CURRENT ASSETS                       65,248           61,034

OTHER ASSETS
    Office equipment (net)                            4,071            4,897
    OlymPeak Estates land                         1,404,171        1,354,445
    Powder Mountain land                             96,000           96,000
    Shupe-Williams Plaza                            325,436          287,986
    Loan fees                                         8,500              -
                                                 __________      ___________

          TOTAL OTHER ASSETS                      1,838,178        1,743,328

TOTAL ASSETS                                     $1,903,426       $1,804,362



                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accrued interest                             $  134,985       $   63,620
    Accounts payable                                 13,892           11,126
    Current maturities of notes payable             201,546           74,546
    Trust deposits                                   45,100           45,100

          TOTAL CURRENT LIABILITIES                 395,523          194,392

                                      F-1
  The accompanying notes are an intergral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
              CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                September 30,    December 31,
                                                    2000             1999
                                                _____________   _____________
LONG-TERM LIABILITIES:
    Notes payable                                $  856,853       $  729,853
    Less current maturities                         201,546           74,546
                                                 __________       __________
          NOTES PAYABLE EXCLUDING
            CURRENT MATURITIES                      655,307          655,307
                                                 __________       __________
          TOTAL LIABILITIES                       1,050,830          849,699
                                                 __________       __________

REDEEMABLE PREFERRED STOCK
    Redeemable preferred stock - 5,000,000
      shares no par value authorized,
        124,259 shares issued and outstanding       390,778              -
        84,259 shares issued and outstanding            -            240,778
                                                 __________       __________

STOCKHOLDERS' EQUITY
    Common stock - 30,000,000 shares $.001
      par value authorized
        4,080,427 shares issued and outstanding   2,307,781              -
        4,058,774 shares issued and outstanding         -          2,226,481

    Contributed capital                           1,390,464        1,390,464

    Deficit accumulated in the development stage (3,236,427)      (2,903,060)
                                                 ___________      ___________
          TOTAL STOCKHOLDERS' EQUITY                461,818          713,885

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $1,903,426       $1,804,362
                                                 ==========       ===========


                                      F-2
  The accompanying notes are an intergral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three-months      Three-months      March 5, 1996
                                           ended             ended         (inception) to
                                       Sept 30,  2000    Sept 30, 1999      Sept 30, 2000
                                       ______________    _____________      _____________
REVENUE
    Real estate sales commissions        $   10,540        $  16,500         $   107,846
    Rent-land                                   -                -                 3,300
    Sale of land                                -                -                40,000
                                         __________        _________         ___________
          TOTAL REVENUE                      10,540           16,500             151,146
                                         __________        _________         ___________

    Cost of sales                               -                -                25,000
                                         __________        _________         ___________
          GROSS MARGIN                       10,540           16,500             126,146
                                         __________        _________         ___________

OPERATING EXPENSES
    Abandoned projects                          -             10,402              27,184
    Accounting & legal                        5,913            3,801             298,227
    Advertising and promotion                 1,282               13              15,453
    Commissions                               6,324           14,850              86,889
    Consulting                                  -              5,826             186,641
    Dues and registrations                      657              277              11,035
    Office expenses                           4,233            5,799             111,242
    Taxes                                     5,178            4,820              72,517
    Travel & entertainment                   11,405           12,927             178,675
    Telephone                                 2,099            1,870              43,678
    Salaries                                 66,346           63,606             796,428
    Insurance                                 3,266            7,213              44,927
    Depreciation                                275               76               2,382
    Other compensation                          -                -             1,390,464
                                         __________        _________         ___________
          TOTAL OPERATING
            EXPENSES                        106,978          131,480           3,265,742
                                         __________        _________         ___________
          NET LOSS FROM
            OPERATIONS                      (96,438)        (114,980)         (3,139,596)
                                         __________        _________         ___________

OTHER INCOME AND (EXPENSE)
    Interest income                             160              -                12,776
    Interest expense                         (9,250)          (6,723)           (109,606)
                                         __________        _________         ___________
          TOTAL OTHER INCOME
            AND (EXPENSE)                    (9,090)          (6,723)            (96,830)
                                         __________        _________         ___________

NET LOSS                                 $ (105,528)       $(121,703)        $(3,236,426)
                                         ==========        =========         ===========

BASIC AND DILUTED LOSS PER SHARE              $(.03)           $(.03)
                                              =====            =====

WEIGHTED AVERAGE
  COMMON SHARES-BASIC AND DILUTED         4,080,427        3,971,119



                                      F-3
 The accompanying notes are an intergral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Nine months      Nine months
                                                    ended            ended
                                                Sept 30, 2000    Sept 30, 1999
                                                _____________    _____________

REVENUE - Real estate sales commissions          $   13,540       $   30,175

OPERATING EXPENSES
    Abandoned projects                                  -             25,402
    Accounting & legal                               21,348           22,478
    Advertising and promotion                         1,741              123
    Commissions                                       9,454           19,773
    Consulting                                        2,320            7,514
    Dues and registrations                            1,611            1,944
    Office expenses                                  15,113           17,652
    Taxes                                            16,484           16,272
    Travel & entertainment                           37,145           33,166
    Telephone                                         5,391            6,180
    Salaries                                        193,794          185,032
    Insurance                                        12,390           15,378
    Depreciation                                        826              228
                                                 __________       __________
          TOTAL OPERATING
            EXPENSES                                317,617          351,142
                                                 __________       __________
          NET LOSS FROM
            OPERATIONS                             (304,077)        (320,967)
                                                 __________       __________

OTHER INCOME AND (EXPENSES)
    Interest income                                   1,034            1,270
    Interest expense                                (30,322)         (25,893)
                                                 __________       __________
          TOTAL OTHER INCOME
            AND (EXPENSE)                           (29,288)         (24,623)
                                                 __________       __________

NET LOSS                                         $ (333,365)      $ (345,590)
                                                 ==========       ==========

BASIC AND DILUTED LOSS PER SHARE                      $(.08)           $(.09)
                                                      =====            =====

WEIGHTED AVERAGE
  COMMON SHARES-BASIC AND DILUTED                 4,069,601        3,971,119


                                      F-4
 The accompanying notes are an intergral part of these financial statements.


                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   March 5, 1996
                                                 September 30,   September 30,     (inception) to
                                                     2000           1999         September 30, 2000
                                                 _____________   _____________   __________________
OPERATING ACTIVITIES

Net loss                                          $(333,365)      $(345,590)        $(3,236,427)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Changes in operating assets and liabilities
      Accounts receivable                               220          15,000                 -
      Accounts payable and accrued expenses          74,129          56,378             148,876
    Depreciation                                        826             228               2,383
    Gain on sale of assets                              -               -               (16,000)
    Stock option compensation                           -               -             1,390,464
    Stock issued for services                           -               -               231,578
                                                  _________       _________         ___________

Net cash used in operating activities              (258,190)       (273,984)         (1,479,126)
                                                  _________       _________         ____________

INVESTING ACTIVITIES

Sale of land                                            -               -                40,000
Equipment purchase                                      -            (1,898)             (6,454)
Real estate development                             (87,136)       (117,785)         (1,102,711)
Loan fees                                            (8,500)            -                (8,500)
                                                  _________        ________         ___________

Net cash used in investing activities               (95,676)       (119,683)         (1,077,665)
                                                  _________        ________         ___________

FINANCING ACTIVITIES

Principle payments on notes payable                     -               -              (487,147)
Proceeds from notes payable                         127,000          30,000             619,000
Proceeds from sale of common stock                   81,300         405,573           2,054,308
Proceeds from sale of redeemable preferred stock    150,000             -               390,778
                                                  _________        ________         ___________

Net cash provided in financing activities           358,300         435,573           2,576,939
                                                  _________        ________         ___________

Increase in cash                                      4,434          41,906              20,148

Cash at beginning of period                          15,714         166,342                 -
                                                  _________        ________         ___________
Cash at end of period                             $  20,148        $208,248         $    20,148
                                                  =========        ========         ===========

                                      F-5
  The accompanying notes are an intergral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
           CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                September 30,   September 30,
                                                    2000             1999
                                                _____________   _____________

SUPPLEMENTAL DISCLOSURES
________________________

Cash paid during the period
for interest                                    $    10,288      $    3,600


                                      F-6
  The accompanying notes are an intergral part of these financial statements.

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

B.  Basis of  Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 2000 and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Company's annual report on form 10-KSB, as amended, for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

    The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expense for the period being reported. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2000 or future annual periods.

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

Interest related to preferred stock in the amounts of $19,869, and $19,869 for the nine month periods ended September 30, 2000, and 1999, respectively has been recognized as interest expense in the accompanying condensed consolidated statements of operations. Such interest totaled $6,623 for the three-month periods ended September 30, 2000 and 1999.


NOTE 3 - LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period.
Diluted loss per share is the same as basic loss per share since options to purchase 900,000 and 888,346 potential shares of common stock for the three and nine month periods ended September 30, 2000, and 1999, respectively, are not included in the computation of diluted loss per share as their effect would have been anti-dilutive.


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

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (CONTINUED)


NOTE 5 - REAL ESTATE

Total capitalized costs and related changes in the cost of developed property are as follows:

                                          Shupe-       Powder
                           OlymPeak      Williams     Mountain
                           Estates        Plaza        Land            Total
                          _________      ________     ________         _____
Balance at
 December 31, 1999       $1,354,445      $287,986     $  96,000      $1,738,431

  Development costs
   capitalized during
   the nine-months ended
   September 30, 2000        49,726       37,450            -            87,176
                         __________      ________     _________      __________

Balance at
 September 30, 2000      $1,404,171      $325,436     $  96,000      $1,825,607
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

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 - STOCK OPTION AGREEMENTS (CONTINUED)

Effective March 14, 2000, the Company, and the employees described above, nullified the provision included in the employment agreements which granted such employees the right to acquire up to five percent of the Company's outstanding common stock. In connection with the cancellation of the previous stock option agreement, the Company granted each of the employees an option to acquire 200,000 shares of the Company's common stock at the price of $3.50 per share. The option to acquire common stock terminates in conjunction with the termination of the employment agreements on October 31, 2003. No options were granted during the three-months ended September 30, 2000. Ass options outstanding as of September 30, 2000 are exercisable. The weighted-average remaining contractual life for all options outstanding as of September 30, 2000 is 3.75 years.

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-QSB may contain trend information and forward-looking statements that involve risks and uncertainties. The actual results of operations of the Company could differ materially from the Company's historical result of operations and those discussed in such forward-looking statements as a result of certain factors set forth in this section and elsewhere in this Form 10-Q, including information incorporated by reference.

RESULTS OF OPERATIONS

Revenues

The Company is primarily engaged in developing two real estate developments,
Olympeak Estates and the Shupe Williams Building.   No sales have been realized
from either project as the Company is in the process of obtaining the necessary permits and funding to develop the projects. As of September 30, 2000, the Company had expended $429,171 (in adition to the original land purchase for $975,000) on OlymPeak Estates and $325,436 on the Shupe-Williams Building for preliminary construction costs. All costs have been capitalized. Prospective buyers have and are continuing to reserve lots and condo units, but no sales can be finalized until the projects are sufficiently complete. The Company has real estate agents engaged in brokering other real estate parcels. This has generated commissions of $10,540 in the current quarter, $16,500 for the quarter ended September 30, 1999, and $13,540 and $30,175 for the nine months ended September 30, 2000 and 1999.

Operating Expenses

For the quarter ending September 30, 2000, operating expenses decreased 19% as compared to the same period from the previous year. Total operating expenses were $106,978 and $131,480 for the quarters ending September 30, 2000 and 1999. The largest decrease was in commissions, from $14,850 to $6,324 which was a direct result of the decrease in sales commissions earned. Consulting fees decreased by $5,826 and abandoned projects decreased by $10,402. Management feels that most operating expenses will remain near the current level.

For the nine months ended September 30, 2000, operating expenses decreased 10% or $33,525. Salaries increased $8,762 as a result of hiring a full time land planner. Items of decrease were abandoned projects $25,402, commissions paid out on real estate sales $10,319, and consulting $5,194.

Operating Loss

The Company reported an operating loss of $96,438 for the third quarter of 2000, compared with an operating loss of $114,980 for the prior year's third quarter. This was a decrease of 16%. On a year to date basis, the Company reported an operating loss decrease of 5% or $304,077 in 2000, compared with an operating loss of $320,967 for the first nine months of 1999. The largest expenses are salaries $193,794 and travel and entertainment $37,145. The Company will more than likely, continue to show an operating loss until sales commence on the OlymPeak and Shupe-Williams projects.

Other Income (Expenses)

For the quarter ending September 30, 2000 and 1999 the Company reported interest expense of $9,250 and $6,723 related to redeemable preferred stock and short-term notes. Additionally, the Company has capitalized $14,317 interest per
quarter on the OlymPeak land purchase note.   Year-to-date interest expense for
the nine months ended September 30, 2000 and 1999 was $30,322 and $25,893.

Income taxes

Although the Company has incurred operating losses during the nine-month and three-month periods ended September 30, 2000 and 1999, no income tax benefit has been recognized. The Company continues to be in the development stage, and although it has certain real estate projects under various degrees of development, the Company has a limited operating history. Currently, there is not adequate assurance the Company will be able to generate sufficient future profits necessary to realize income tax benefits from losses incurred through September 30, 2000.

Liquidity and Financial Resources

The Company had negative working capital of ($330,275) at September 30, 2000.
It has invested $1,834,107 in real estate projects and has long-term debt of $655,307. Stockholders have invested $4,089,023 in the Company as of September 30, 2000 with $50,100 being invested during the three months ended September 30, 2000. As of the date of this filing, the Company is current on all loans. The Company is working on obtaining financing to complete construction on the two projects in progress. Current estimates are that the OlymPeak Estates project will require $1,000,000 to complete and Shupe-Williams $4,500,000. Management feels it will be able to obtain the financing needed to complete the construction and also fund ongoing operations either through additional stock transactions or loans. However, no loan commitments have been made and there can be no assurance that such funds will be raised in sufficient amounts to meet the cash requirements of the Company.

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


Marina Capital, Inc.
(Registrant)

/s/Larry R. Walker
__________________________________
Larry R. Walker
Chief Executive Officer


Date:   January 5, 2001