Form 10QSB
period 1999-09-30
MARINA CAPITAL INC
filed 2001-03-16
CIK 1027983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


                                  FORM 10-QSB


__X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1999

_____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission file no: 0-26457

                         MARINA CAPITAL, INCORPORATED
                         ____________________________
             (Exact name of registrant as specified in its charter)

          Utah                                                 87-0554016
_______________________________                           ______________________
(State or other jurisdiction of                           IRS Employer ID Number
incorporation or organization)


2605 Wall Ave., Ogden, UT                                        84401
________________________________________                  _____________________
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code        (801) 394-2400
                                                          _____________________


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days.

Yes __X__         No  _____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

                       Outstanding at September 30, 2000
                       _________________________________

                                  4,080,427
                         $.001 par value common stock

                             MARINA CAPITAL, INC.

                                 FORM 10-QSB

                              TABLE OF CONTENTS


                        PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements................................................ 1

ITEM 2.  Management Discussion and Analysis or Plan of Operation..............2


                          PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings....................................................3

ITEM 2.  Changes in Securities and Use of Proceeds............................3

ITEM 3.  Defaults Upon Senior Securities......................................4

ITEM 4.  Submission of Matters to a Vote of Security Holders..................4

ITEM 5.  Other Information....................................................4

ITEM 6.  Exhibits and Reports on Form 8-K.....................................4

                        PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1999 AND 1998

                                    INDEX

                                                                           Page
Condensed Consolidated Balance Sheets as of September 30, 1999
        and December 31 1998                                                F-1

Condensed Consolidated Statements of Operations for the Three-month
        Periods ended September 30, 1999 and 1998                           F-3

Condensed Consolidated Statements of Operations for the Nine-month
        Periods ended September 30, 1999 and 1998                           F-4

Condensed Consolidated Statements of Cash Flows for the Nine-month
        Periods ended September 30, 1999 and 1998                           F-5

Notes to Condensed Consolidated Financial Statements                        F-7

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                         CONSOLIDATED BALANCE SHEETS


                                    ASSETS


                                                 September 30,    December31,
                                                    1999             1998
                                                 _____________    ___________

CURRENT ASSETS
    Cash                                         $   208,248      $   166,342
    Escrow deposits                                   48,100           51,100
    Accounts receivable                                  -             15,000
    Deposits                                             220              220
                                                 _____________    ___________

          TOTAL CURRENT ASSETS                       256,568          232,662
                                                 _____________    ___________

OTHER ASSETS
    Office equipment (net)                             5,771            4,101
    OlymPeak Estates land                          1,328,591        1,263,878
    Powder Mountain land                              96,000           96,000
    Sanpete development                                  -             10,402
    Shupe-Williams Plaza                             236,787          151,417
                                                 _____________    ___________


          TOTAL OTHER ASSETS                       1,667,149        1,525,798
                                                 _____________    ___________

TOTAL ASSETS                                     $ 1,923,717      $ 1,758,460
                                                 =============    ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accrued interest                             $    98,508      $    40,019
    Accounts payable                                  15,467           17,577
    Current maturities of notes payable               48,056           17,951
    Trust deposits                                    48,100           51,100
                                                 _____________    ___________

          TOTAL CURRENT LIABILITIES                  210,131          126,647
                                                 _____________    ___________

  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
              CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                 September 30,    December31,
                                                    1999             1998
                                                ______________   ____________

LONG-TERM LIABILITIES:
    Notes payable                                $   724,181      $   694,181
    Less current maturities                          (48,056)         (17,951)
                                                 _____________    ___________

          NOTES PAYABLE EXCLUDING
            CURRENT MATURITIES                       676,125          676,230
                                                 _____________    ___________

          TOTAL LIABILITIES                          886,256          802,877
                                                 _____________    ___________

REDEEMABLE PREFERRED STOCK
    Redeemable preferred stock - 5,000,000
      shares no par value authorized,
      84,259 shares issued and outstanding           240,778          240,778
                                                 _____________    ___________

STOCKHOLDERS' EQUITY
    Common stock - 30,000,000 shares $.001
         par value authorized
     4,058,774 shares issued and outstanding       2,226,481              -
     3,666,191 shares issued and outstanding             -          1,799,012

    Contributed capital                            1,344,166        1,344,166

    Deficit accumulated in the development stage  (2,773,964)      (2,428,373)
                                                 _____________    ___________

          TOTAL STOCKHOLDERS' EQUITY                 796,683          714,805
                                                 _____________    ___________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 1,923,717      $ 1,758,460
                                                 =============    ===========

  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Three-months    Three-months    March 5, 1996
                                              ended           ended       (inception) to
                                          Sept 30, 1999    Sept 30, 1998   Sept 30, 1999
                                          _____________    _____________   _____________
REVENUE
    Real estate sales commissions           $   16,500     $      -       $    90,347
    Rent-land                                      -              -             2,100
    Sale of land                                   -           40,000          40,000
                                          ____________     _____________  ______________
          TOTAL REVENUE                         16,500         40,000         132,447
                                          ____________     _____________  ______________

    Cost of sales                                  -           25,000          25,000
                                          ____________     _____________  ______________
          GROSS MARGIN                          16,500         15,000         107,447
                                          ____________     _____________  ______________

OPERATING EXPENSES
    Abandoned projects                          10,402            -            27,184
    Accounting & legal                           3,801          4,783         266,001
    Advertising and promotion                       13          3,350          12,889
    Commissions                                 14,850            558          77,436
    Consulting                                   5,826            390         182,121
    Dues and registrations                         277            277           7,595
    Office expenses                              5,799          9,361          87,557
    Taxes                                        4,820          4,177          54,944
    Travel & entertainment                      12,927          8,860         130,323
    Telephone                                    1,870          2,173          35,351
    Salaries                                    63,606         51,042         554,760
    Insurance                                    7,213          1,056          29,438
    Depreciation                                    76            -               684
    Other compensation                             -              -         1,344,166
                                          _____________    _____________  ______________
          TOTAL OPERATING
            EXPENSES                           131,480         86,027       2,810,449
                                          _____________    _____________  ______________
          NET LOSS FROM
            OPERATIONS                        (114,980)       (71,027)     (2,703,002)
                                          _____________    _____________  ______________

OTHER INCOME AND (EXPENSE)
    Interest income                                -              521           5,722
    Interest expense                            (6,723)        (5,873)        (76,684)
                                          _____________    _____________  ______________
          TOTAL OTHER INCOME
            AND (EXPENSE)                       (6,723)        (5,352)        (70,962)
                                          _____________    _____________  ______________

NET LOSS                                    $ (121,703)    $  (76,379)    $(2,773,964)
                                          =============    =============  ==============

BASIC AND DILUTED LOSS PER SHARE                 $(.03)         $(.02)
                                                 ======         ======

WEIGHTED AVERAGE
  COMMON SHARES-BASIC AND DILUTED            3,971,119      3,609,109


  The accompanying notes are an integral part of these financial statements

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Nine-months     Nine-months
                                                    ended           ended
                                                Sept 30, 1999   Sept 30, 1998
                                                _____________   _____________
REVENUE
    Real estate sales commissions                $    30,175      $     3,642
    Sale of land                                         -             40,000
                                                 ___________      ___________
          TOTAL REVENUE                               30,175           43,642
                                                 ___________      ___________

    Cost of sales                                        -             25,000
                                                 ___________      ___________
          GROSS MARGIN                                30,175           18,642
                                                 ___________      ___________

OPERATING EXPENSES
    Abandoned projects                                25,402            1,781
    Accounting & legal                                22,478           10,113
    Advertising and promotion                            123            4,721
    Commissions                                       19,773            9,307
    Consulting                                         7,514              765
    Dues and registrations                             1,944              601
    Office expenses                                   17,652           19,157
    Taxes                                             16,272           14,072
    Travel & entertainment                            33,166           26,094
    Telephone                                          6,180            6,742
    Salaries                                         185,032          123,958
    Insurance                                         15,378            4,588
    Depreciation                                         228              -
                                                 ___________      ___________
TOTAL OPERATING
            EXPENSES                                 351,142          221,899
                                                 ___________      ___________
          NET LOSS FROM
            OPERATIONS                              (320,967)        (203,257)
                                                 ___________      ___________

OTHER INCOME AND (EXPENSES)
    Interest income                                    1,270            1,202
    Interest expense                                 (25,893)         (23,560)
                                                 ___________      ___________
          TOTAL OTHER INCOME
            AND (EXPENSE)                            (24,623)         (22,358)
                                                 ___________      ___________

NET LOSS                                         $  (345,590)     $  (225,615)
                                                 ===========      ===========

BASIC AND DILUTED LOSS PER SHARE                       $(.09)           $(.06)
                                                       =====            =====

WEIGHTED AVERAGE
  COMMON SHARES-BASIC AND DILUTED                  3,971,119        3,609,109

  The accompanying notes are an integral part of these financial statements


                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Nine-months      Nine-months
                                              ended            ended       March 5, 1996
                                           September 30,    September 30,  (inception) to
                                              1999             1998       September 30, 1999
                                          _____________    _____________   _____________

OPERATING ACTIVITIES

Net loss                                    $ (345,590)    $ (225,615)    $(2,773,964)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Changes in operating assets
      and liabilities
       Accounts receivable                      15,000           (220)           (220)
       Accounts payable and
        accrued expenses                        56,378        (10,489)        113,974
    Depreciation                                   228            -               684
    Gain on sale of assets                         -          (16,000)        (16,000)
    Stock option compensation                      -              -         1,344,166
    Stock issued for services                      -           60,775         231,578
                                            __________     __________     ___________

Net cash used in operating activities         (273,984)      (191,549)     (1,099,782)
                                            __________     __________     ___________
INVESTING ACTIVITIES

Sale of land                                      -           40,000           40,000
Real estate development                      (117,785)      (115,134)        (938,482)
Equipment                                      (1,898)           884           (6,455)
                                            _________      _________      ___________

Net cash used in investing activities        (119,683)       (74,250)        (904,937)
                                            _________      _________      ___________

FINANCING ACTIVITIES

Proceeds from notes payable                    30,000            -            467,000
Principle payments on notes payable               -           (8,410)        (467,819)
Proceeds from sale of common stock            405,573        231,136        1,973,008
Proceeds from sale of redeemable
  preferred stock                                 -           30,000          240,778
                                            _________      _________      ___________

Net cash provided in financing activities     435,573        252,726        2,212,967
                                            _________      _________      ___________

Increase (decrease) in cash                    41,906        (13,073)         208,248

Cash at beginning of period                   166,342         15,277              -
                                            _________      _________      ___________
Cash at end of period                       $ 208,248      $   2,204      $   208,248
                                            =========      =========      ===========

  The accompanying notes are an integral part of these financial statements


                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                           Nine-months      Nine-months
                                              ended            ended       March 5, 1996
                                           September 30,    September 30,  (inception) to
                                              1999             1998       September 30, 1999
                                          _____________    _____________   _________________

SUPPLEMENTAL DISCLOSURES
________________________

Non-cash investing activities -
 Acquisition of land by
  issuance of debt                          $      -       $      -       $   725,000

Cash paid during the period for interest    $    3,600     $    3,600     $   186,305

                                      F-6

  The accompanying notes are an integral part of these financial statements

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

B.  Basis of  Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 1999 and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Company's Registration Statement on form 10-SB, as amended, for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

    The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expense for the period being reported. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 1999 or future annual periods.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - REDEEMABLE PREFERRED STOCK

The Company has issued 84,259 shares of redeemable preferred stock at a price of $2.50 to $3.00 per share. The redeemable preferred stock bears interest at 10 to 12 percent per annum which is payable in cash or additional preferred stock of the Company, at the option of the holder.

Interest related to preferred stock in the amounts of $19,870, and $19,364 for the nine- month periods ended September 30, 1999, and 1998 respectively has been recognized as interest expense in the accompanying condensed consolidated statements of operations.

NOTE 3 - LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period.
Diluted loss per share is the same as basic loss per share since options to purchase 888,346 and 355,203 potential shares of common stock for the three and nine month periods ended September 30, 1999, and 1998, respectively, are not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

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

NOTE 5 - SALE OF SKI INN LAND

In September 1998 the Company sold an approximate .40 acre of the Ski Inn land at Powder Mountain. It was sold for $40,000 less $1,000 closing costs with a cost basis of $24,000 showing a profit of $15,000. The property was sold to an unrelated party.


                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - REAL ESTATE

Total capitalized costs and related changes in the cost of developed property are as follows:

                                                        Shupe-          Powder
                                        OlymPeak       Williams        Mountain
                                         Estates        Plaza            Land
                                         _______       ________        ________        __________
Total

Balance at December 31, 1998            $1,263,878      $151,417        $   96,000      $1,511,295

  Development costs capitalized             64,713        85,370               -           150,083
                                        __________      ________        __________      __________

Balance at September 30, 1999           $1,328,591      $236,787        $   96,000      $1,661,378
                                        ==========      ========        ==========      ==========



NOTE 7 - STOCK OPTION AGREEMENTS

In October and December, 1998, in exchange for services from an existing stock holder, the Company issued to such stock holder options to acquire an additional 500,000 shares of common stock at the exercise price of $2.50 per share.

Two of the Company's employees have entered into employment agreements which grant them the right to purchase shares of common stock (each year within 60 days of their anniversary date, beginning November 1, 1997 and ending November 1, 2003) equal to an aggregate total of five percent of the then issued and outstanding common stock of the Company at an exercise price equal to 75 percent of the book value of the common shares as of the date of exercise. The Company has applied variable-plan accounting with respect to these options, and accordingly, compensation expense has been recognized in the annual consolidated statements of operations based on the estimated total intrinsic value of shares available under option, as measured on each of the anniversary dates for each of the years ended December 31, 1998 and 1997. All such compensation has been recognized during the last 60 days of each fiscal year, since neither the number of shares under option, nor the exercise price is estimable until the final sixty days of each fiscal year which represents the exercise period set forth in the employment agreement.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                        NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (CONTINUED)


NOTE 7 - STOCK OPTION AGREEMENTS (CONTINUED)

Exercise prices for options outstanding as of September 30, 1999 were $0.14 for options with a variable exercise price and $2.50 for options with a fixed exercise price. The weighted-average remaining contractual life of all outstanding options as of September 30, 1999 is 4.75 years.

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

ITEM 2.	Management Discussion and Analysis or Plan of Operation.

This Form 10-QSB may contain trend information and forward-looking statements that involve risks and uncertainties. The actual results of operations of the Company could differ materially from the Company's historical results of operations and those discussed in such forward-looking statements as a result of certain factors set forth in this section and elsewhere in this Form 10-QSB, including information incorporated by reference.

RESULTS OF OPERATIONS

Revenues

The Company is primarily engaged in developing two real estate developments, OlymPeak Estates and the Shupe-Williams Building. No sales have been realized from either project as the Company is in the process of obtaining the necessary permits and funding to develop the projects. As of September 30, 1999, the Company had expended $353,591 (in addition to the original land purchase of $975,000) on OlymPeak Estates and $236,787 on the Shupe-Williams Building for preliminary construction costs. All costs have been capitalized. Prospective buyers have and are continuing to reserve lots and condo units, but no sales can be finalized until the projects are sufficiently complete. The Company has several real estate agents engaged in brokering other real estate parcels. This has generated commissions of $16,500 in the current quarter and $30,175 and $3,642 for the nine months ended September 30, 1999 and 1998.

Operating Expenses

For the quarter ending September 30, 1999, operating expenses increased 53% as compared to the same period from the previous year. Total operating expenses were $131,480 and $86,027 for the quarters ending September 30, 1999 and 1998. The largest increase was in commissions, from $558 to $14,850 which was a direct result of the increase in sales commissions earned. Salaries increased by $12,564 from $51,042 to $63,606 which is the result of hiring a full time land planner. Other items of increase were in consulting, $5,436, abandoned projects $10,402, insurance $6,157, and travel $4,067. Office expenses decrease by $3,562. Management feels that operating expenses will remain near this current level.

For the nine months ended September 30, 1999, operating expenses increased 59% or $129,243. Salaries increased $61,074 as a result of hiring a full time land planner. Other items of increase were legal and accounting $12,365, abandoned projects $23,621, commissions paid out of real estate sales $10,466, and travel $7,072.

Operating Loss

The Company reported an operating loss of $114,980 for the third quarter of 1999, compared with an operating loss of $71,027 for the previous year's third
quarter. This was an increase of 62%.   On a year to date basis, the Company
reported and operating loss increase of 58% or $320,967 in 1999, compared with an operating loss of $203,257 for the first nine months of 1998. The largest expenses are salaries $185,032 and travel and entertainment $33,166. The


Company will more than likely continue to show an operating loss until sales commence on the OlymPeak and Shupe-Williams projects.

Other Income (Expenses)

For the quarter ending September 30, 1999 and 1998 the Company reported interest expense of $6,723 and $5,873. This was interest owed on redeemable preferred stock and short term notes. Additionally, the Company has capitalized $14,317
interest per quarter on the OlymPeak land purchase note.   Year-to-date interest
expense for the nine months ended September 30, 1999 and 1998 was $25,893 and $23,560.

Income taxes

Although the Company has incurred operating losses during the three-month and nine-month periods ended September 30, 1999 and 1998, no income tax benefit has been recognized. The Company continues to be in the development stage, and although it has certain real estate projects under various degrees of development, the Company has a limited operating history. Currently, there is not adequate assurance the Company will be able to generate sufficient future profits necessary to realize income tax benefits from losses incurred through September 30, 1999.

Liquidity and Financial Resources

The Company had working capital of $46,437 at September 30, 1999. It has invested $1,661,378 in real estate projects and has long-term debt of $724,181. Stockholders have invested $3,811,425 in the Company as of September 30, 1999 with $435,573 being invested during the nine months ended September 30, 1999. The Company is working on obtaining short-term financing to complete construction on the two projects in progress. Current estimates are that the OlymPeak Estates project will require $1,000,000 to complete and Shupe-Williams $4,500,000. Management feels it will be able to obtain the financing needed to complete the construction and also fund ongoing operations either through additional stock transactions or loans. However, no loan commitments have been made and there can be no assurance that such funds will be raised in sufficient amounts to meet the cash requirements of the Company.

                          PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings

         The Company has no legal proceedings in effect.

ITEM 2.  Changes in Securities and Use of Proceeds

         There have been no changes in securities during this reporting period.

ITEM 3.  Defaults Upon Senior Securities

         The Company has incurred no defaults upon senior securities during this reporting period.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during this reporting period.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit No. 27          Financial Data Schedule

         (b) No report on Form 8-K was filed during this reporting period.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINA CAPITAL, INCORPORATED
____________________________
 (Registrant)

/s/Larry Walker
____________________________
Larry R. Walker
Chief Executive Officer


Date:     December 14, 2000