Form 10KSB/A
period 1999-12-31
MARINA CAPITAL INC
filed 2001-03-16
CIK 1027983

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

                                 Amendment 1

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________

Commission file number: 0-26457

                             Marina Capital, Inc.
                             ____________________
                (Name of small business issuer in its charter)

            Utah                                                87-0554016
_______________________________                              _________________
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

2605 Wall Ave., Odgen, Utah                                       84401
_______________________________________                       _______________
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number: 	(801) 394-2400

Securities registered under Section 12(b) of the Act: 	None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, .001 par value
                         ____________________________
                               (Title of class)

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

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format:  Yes   [   ]     No   [ X ]

                             Marina Capital, Inc.

                                 FORM 10-KSB
                              TABLE OF CONTENTS

ITEM 1.  DESCRIPTION OF BUSINESS                                       1

ITEM 2.  DESCRIPTION OF PROPERTY                                      10

ITEM 3.  LEGAL PROCEEDINGS                                            10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                             10

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                          10

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             11

ITEM 7.  FINANCIAL STATEMENTS                                         15

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                       16

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
         AND CONTROL PERSONS; COMPLIANCE WITH SECTION
         16(a) OF THE EXCHANGE ACT                                    16

ITEM 10. EXECUTIVE COMPENSATION                                       17

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT                                        18

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               19

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                             20

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

Background of the Company

Marina Capital, Inc. ("Marina") was incorporated in the State of Utah on the 5th day of March, 1996, as a Subchapter-S Corporation. The Subchaper-S Corporation
election was terminated by Marina as of January 1, 1997.   Marina elected a C-
Corporation status in place of the Subchapter-S Corporation on January 1, 1997. Marina is considered as being in the development stage.

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

Marina has two projects in various stages of development; however, most of these projects are still in the planning stages and major development has not commenced. Marina has begun construction of the Shupe-Williams building, but has not completed the build out or sales of the property.

Divisions

Marina is composed of three divisions: (a) Marina Capital Development Services-land planning/engineering and consulting; (b) Marina Capital-real estate sales and marketing, at this time, has generated a total sales volume of $1,553,390 between twelve properties representing $94,306 in commissions; and (c) Marina Capital Mortgage-originating, processing and funding construction and mortgage loans division, has not, as yet, been developed by Marina. However, Marina proposes to develop this division in the year 2001.

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

Employment.

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

Construction and Housing. In 1998, the combined value of both residential and non-residential construction rose to 3.8 billion which represented an approximate 2.1% increase over the previous year. In 1997, the total construction value was approximately 3.72 billion, which represented an 8.1% increase over 1996.

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

PROJECTS

1.  OlymPeak Estates

* Location: Ogden Valley, Utah, is four miles from Snowbasin Ski Resort which will be the site of the 2002 Olympic downhill events and one hour (1) from the Salt Lake City International Airport.
* Use: Phase One -65 acres zoned for building lots subdivided into 22 view lots. The lots were priced from $155,000 to $358,000. As of the date of this Annual Report, twelve (12) lots have been reserved at a sales price of $125,000 to $300,000.
* Phase Two - 365 acres that will have an 18-hole destination golf course and planned Residential Unit Development (PRUD) 135 single family lots, 35 condominiums, commercial space. Currently, Marina is in negotiations with another developer to construct the project.
* Financing Required: Phase One - $1.0 million; Phase Two, golf course construction - $4.0 to $6.0 million; Construct infrastructure - $5.0 to $8.0 million.

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

Marina has prepared the necessary documentation to form a not-for-profit Water and Sewer District to service the area. The documentation has been submitted to the State of Utah Engineer for approval.

Marina exercised its option to purchase the OlymPeak Estate property on October 31, 1996, and entered into a five (5) year purchase agreement with the Maughan Family Partnership. Marina executed a Trust Deed and Note for the balance of the purchase price of $725,000. The original purchase price was $975,000. The terms of the note are as follows: A five (5) year note, twenty (20) year amortization schedule, with annual payments of $75,000 and a balloon payment at the end of the five (5) year period for the balance. Marina is current with its $75,221 payments due to the Maughan Family Partnership. According to the five
(5) year Agreement, the remaining balance of $634,147 will be due, in a balloon payment, in the year 2001.

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

OlymPeak Village is located approximately four (4) miles from the Snowbasin Ski Resort and three (3) miles from Pineview Reservoir. The site has views of Mt. Ogden to the west and Pineview Reservoir to the east.

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

Estimated Revenue Phase One

Financing.   Marina is in the process of financing the construction phase and has made application with several financial brokers and institutions. The first phase of construction was started in September of 1998. Marina expects construction to be completed within twelve (12) to eighteen (18) months after financing has been approved. Marina has started to pre-sell and market the lofts. Currently, 20 of the units have been reserved. A trust account has been set up to hold reservation deposits until construction of the building is complete. In addition, several Letters of Intent to lease space have been received.

Recent and Significant Developments (Shupe-Williams Plaza)

Marina entered into a Real Estate Purchase Contract on October 8, 1997, with the City of Ogden, Utah, and Ogden City neighborhood Development Agency to purchase the Shupe-Williams Building located at 2605 Wall Avenue, including the abandoned portion of 26th Street. The total purchase price was one hundred dollars ($100.00). The City has also agreed to tax increment rebates totaling $250,000. The rebate will be made to Marina over a five (5) year period. The closing date on the building was May 27, 1998, at which time fee simple title was conveyed to Marina.

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

PROJECT FUNDING

OlymPeak Estates:

Marina intends to fund the OlymPeak Estates Project by initially funding the sale of the lots to qualified purchaser in-house. Marina will offer to potential purchasers two financing options: 1) Requires a twenty-five percent (25%) down payment, interest rate will be three (3) points over prime with a three (3) year balloon payment, a 20-year amortization schedule with a loan origination fee of two (2) points. 2) Requires a fifty- percent (50%) down payment, an interest rate of two (2) points over prime, five (5) year balloon payment, 30-year amortization schedule with a loan origination fee of 1 1/2 points. Neither option will carry a pre-payment penalty and they will be transferable upon credit approval and a $300.00 fee. Total sales are estimated to be $4,848,000. The anticipated costs will be $975,000 for land cost, $1,300,000 infrastructure and $485,000 marketing for a net profit of $2,090,000.

Shupe-Williams Plaza:

Marina has made an application, and as of the date of this Annual Report, is in negotiations for a $4 million construction loan for the Shupe- Williams Project, through US Bank's Commercial Real Estate Division. The terms are: prime + 1 1/2 points and the fees are 1 1/2 points for 24 months. The advance rate is 75% of the appraisal or 85% of the cost.

Marina has made a loan application through Kilpartrick & Hart, LTD., Inc. for an equity financing credit line for $5,000,000 to $5,500,000 and has received notification that the loan is being considered under the following terms and conditions: 1) Purpose of Loan: Renovations of property and building, construction, advertising, marketing and working/operating capital. 2) Interest
Rate: 10% per annum. Fixed rate. Interest only and may accrue. 3) Term: Five years, no pre-payment penalty. 4) Investor's Fee: 4% from proceeds at closing. "Due-diligence costs" to be credited against fee payable upon funding; expenditures to be pre-approved by borrower. 5) Collateral: If applicable, pledging of to-be-determined percent of available company stock. 6) Equity Participation. The Investor is entitled to receive a thirty percent (30%) interest in the sale or lease in the Shupe Williams units. 7) Investor Internal Rate of Return: Subsequent to the repayment of all of the principle and interest there is a minimum Internal Rate of Return of twenty-five percent (25%) per annum, including a ten percent (10%) preferred return.

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

In many instances, VR Utah's clients and customers require consulting services. The consultation may include financing options for equity, debt or a combination of both. Marina may seek to assist businesses which have recently commended operation, development stage companies in need of additional capital for expansion into new markets, businesses seeking to develop a new product or service, and established businesses which may be experiencing financial or operating difficulties and are in need of additional capital. In addition to those businesses that VR Utah, Inc. may refer to Marina believes that there are numerous other business entities which will benefit from the infusion of capital. Thus, Marina believes ample business opportunities exist outside the real estate area; however, as of the date of this Annual Report, Marina has not generated any revenues from the VR Utah business opportunity.

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

Description. The proposed Ski Inn at Powder Mountain project is located on a two (2) acre parcel of mountainous unimproved land with access through the Powder Mountain Resort parking lot. The ski lifts and trails can be skied directly to and from the property.

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

Employees

Marina presently has four (4) full-time employees and one (1) sales associate. Marina does not currently employ a mortgage loan originator, but additional employees will be hired as necessary to provide Marina's services and carry on its operations as Marina expands.

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

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

There is no public trading market for the Company's Common Stock. The Company intends to apply to have the Common Stock traded on the OTC Bulletin Board. No assurance can be given that such application will be approved and, if approved, that an active trading market for the Common Stock will be established or maintained.

As of the date hereof, there are 3,701,284 shares of Common Stock that could be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act").

Holders of Record:

As of September 30, 2000, there were 108 holders of record of the Company's Common Stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB. As described elsewhere in this Form 10-KSB, the Company is a development stage company. As of the date of this registration statement, the Company had the following projects under various degrees development.

I.  OlymPeak Estates Subdivision Project (OlymPeak)

OlymPeak is currently in the final plan phase. Construction drawings have been finalized by engineers and final plans and plat work is complete. Planning commission final approval is expected in January, 2001. Application survey for final plan approval from the County has been submitted, and final approval is also expected January, 2001.

The OlymPeak project requires a State approved public culinary water system, involving well development and formation of a water Company. Applications have
been submitted with the State and approval is expected in early 2001.   The
Company is also working with State and County officials on a sewage treatment facility. Conceptual design has been completed and final construction design and State approvals are anticipated early 2001. Construction of subdivision roads and infrastructure are contingent on receiving all applicable approvals from the County and State and should begin in approximately May, 2001

The Company incurred $79,176 in 1998 and $90,567 in 1999 on planning, land design, permits and fees, and water and sewer development in connection with the OlymPeak project.

Reservation deposits have been received on approximately 12 of a total of 22
planned OlymPeak lots, at a sales price of $125,000 to $300,000.   The remaining
lots are expected to sell for between $155,000 and $358,000. While total costs of completing Water, Sewer and road systems are unknown, management estimates an additional $1,000,000 will be incurred in the completion of the OlymPeak project.

II.  Powder Mountain

The Company owns a two acre parcel of land adjoining the Power Mountain Ski Resort. Potential development includes construction of a hotel/condominium project consisting of 48 units for rent or sale. However, the Company has not, as yet, begun development and the project is still in the review stage. The lot may either be sold or developed in the future but will likely be sold.

III.  Shupe-Williams Plaza

The Shupe-Williams Plaza is a four-story building previously used as manufacturing facility. The Company proposes to convert and lease the main floor and basement (comprising approximately 13,000 square feet) into restaurant, office and retail space. The upper floors will be converted and sold as Live/Work loft condominium units. The project is currently in the early stages of construction. The first floor has been partially renovated with one model office unit, comprising approximately 1,100 square feet, completed. In addition, two Live/Work units are under construction on the second floor.

The Company incurred $131,405 in 1998 and $136,569 in 1999 on planning, architectural design, paint and asbestos removal, a fire system, and building a model office unit at the Shupe-Williams Plaza.

Reservation deposits have been received on approximately 15 of a total of 45
planned Work/Loft units.   Letters of intent have been received on space
representing approximately half of the 13,000 square feet of restaurant, office, retail lease space. While total costs of completing the project are unknown, management estimates an additional $4.5 million will be incurred in completing project.

REVENUE

As described above, the Company is still in the development stage and is primarily engaged in the development of two real estate projects, OlymPeak Estates and the Shupe-Willams building. Although deposits have been received in connection with the expected sale of Olympeak lots and Shupe-Williams Live/Work loft units, sales will not commence until completion of the projects. Sales of Olympeak lots are expected to begin in the summer of 2001. Sales of the Shupe-Williams Live/Work loft are also expected to begin in the summer of 2001. Revenues are not expected to be significant until the above projects are completed.

Revenues for the years ended December 31, 1999, 1998 and 1997 of $35,334, $45,742, and $56,320, respectively are comprised primarily of brokerage commission fees. One lot, unrelated to the Powder Mountain project was sold in 1998 for $40,000. Revenues from brokerage fees are not expected to be significant in the future.

OPERATING EXPENSES

Operating expenses totaled $488,819, $952,541, and $1,309,003 for the years ended December 31, 1999, 1998, and 1997, respectively. The decrease of $356,462 or 27.2% from 1997 to 1998 is primarily attributable to stock-based compensation, although decreases in legal expenses and commissions also contributed to the overall decrease in 1998. The $463,722 or 48.7% decrease in operating costs between 1999 and 1998 also resulted primarily from the stock-based compensation, but was partially offset by an $61,000 increase in salaries which resulted from the hiring of a full-time land planner.

Stock based compensation

Operating expenses for 1999, 1998 and 1997 included under the caption "other compensation", $46,298, $550,595, and $793,571, respectively for the estimated intrinsic value of stock options granted to two officers of the Company. Although no options have been or will be exercised under that plan (the plan was terminated as of the first quarter of 2000), generally accepted accounting principles require the recognition of compensation cost for the estimated intrinsic value of the options granted for the periods during which the plan was in existence.

Legal expenses

Legal costs decreased from $166,553 in 1997 to $37,615 in 1998 and $19,659 in
1999.   The higher costs in 1997 resulted from services related to the initial formation and organization of the Company.

OPERATING LOSS

The Company incurred operating losses of $453,485, $931,799, and $1,252,473 for the years ended December 31, 1999, 1998, and 1997, respectively. As described above, the loss in 1997 was significantly impacted from higher operating expenses associated with stock-based compensation for corporate officers. The operating loss for 1998 was also impacted from such compensation, but to a much lessor extent. Operating losses have resulted from costs attributable to general operations and general corporate overhead not directly allocable to any specific real estate project. The Company will continue to incur operating losses until such time as sales commence on the OlymPeak Estates and Shupe-Williams projects.

In 1999, the Company abandoned the San Pete development project resulting in a loss of $10,402. In addition, a $15,000 receivable was written off related to consulting work on a project in Costa Rica.

INCOME TAXES

Although the Company has incurred significant operating losses during the three years ended December 31, 1999, no income tax benefit has been recognized. The Company continues to be in the development stage, and although it has certain real estate projects under various degrees of development, the Company has a limited operating history. Currently, there is not adequate assurance the Company will be able to generate sufficient future profits necessary to realize income tax benefits from losses incurred during 1999, 1998, and 1997.

LIQUIDITY

The Company had cash totaling $166,342 at December 31, 1998 and $15,714 at December 31, 1999. The Company expended $411,531 in 1998 and $395,138 in 1999 to fund operations. It incurred $214,856 in 1998 and $194,838 in 1999 for real estate development. In addition, $774,989 was raised from stock sales in 1998 while $405,573 was raised in 1999.

The Company is required to make the final debt payment in connection with the purchase of OlymPeak project land of $655,307 in October 2001. It is expected that the obligation will be funded from the sale of OlymPeak lots.

The Company will be required to raise substantial additional financing in future years to sustain operations and complete the Shupe-Williams project and has made a loan application through a private investor group for an equity financing credit line totaling $5,500,000 under the terms as follows: 1) Purpose of Loan:
Renovations of property and building, construction, advertising, marketing, and working/operating capital. 2) Interest Rate: 10% per annum. Fixed rate. Interest only and may accrue. 3) Term: Five years, no prepayment penalty.
4) Investor's Fee: 4% from proceeds at closing. "Due-diligence costs" to be credited against fee payable upon funding; expenditures to be pre-approved by borrower. 5) Collateral: If applicable, pledging of to-be-determined percent of available company stock. 6) Equity Participation: The Investor is entitled to receive a thirty percent (30%) interest in the sale or lease in the Shupe-Williams units. 7) Investor Internal Rate of Return: Subsequent to the repayment of all of the principle and interest there is a minimum Internal Rate of Return of twenty-five percent (25%) per annum, including a ten percent (10%) preferred return.

There can be no assurance that such funds will be sufficient in the near term or that conditions and circumstances described herein may not result in subsequent cash requirements by the Company in the immediate future just to sustain operations. In the event of such developments, attaining financing under such conditions may not be possible, or even if additional capital may be otherwise available, the terms on which such capital may be available may not be commercially feasible or advantageous.

During the next twelve months, the Company does not expect to make any significant purchases of plant or equipment. Investments in development projects will continue as cash availability permits. The Company does not anticipate any significant changes in its number of employees during the next twelve months.

YEAR 2000

The Company has reviewed the primary operations of its core business and has not experienced any problems with Year 2000 compliance. The Company's operation is not reliant upon the proper functionality of any computer system other than those used by third party vendors. The Company has not experienced any disruptions in its banking relationships, transfer agent and title companies as a result of Year 2000 related data processing problems.

Item 7.  Financial Statements

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                      CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1999, AND 1998

                                    INDEX

                                                                   Page

Independent Auditor's Report                                       F-1

Consolidated Balance Sheets                                        F-2 to F-3

Consolidated Statements of Operations                              F-4 to F-5

Consolidated Statements of Cash Flows                              F-6 to F-7

Consolidated Statements of Redeemable Preferred Stock
  and Stockholders' Equity                                         F-8

Notes to Consolidated Financial Statements                         F-9 to F-21

                         INDEPENDENT AUDITOR'S REPORT



To the Shareholders and Board of Directors
Marina Capital, Incorporated

We have audited the accompanying consolidated balance sheets of Marina Capital, Incorporated, (a development stage enterprise), a Utah corporation, as of December 31, 1999, and 1998 and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for the years then ended, and for the period from March 5, 1996 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marina Capital, Incorporated as of December 31, 1999, and 1998 and the results of its operations and its cash flows for the periods March 5, 1996 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.




						Davis, James, & Chase-Kraaima
						Certified Public Accountants
						Ogden, Utah


February 15, 2000

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                    December 31,   December 31,
                                                        1999           1998
                                                    ____________   ____________
CURRENT ASSETS
  Cash - unrestricted                               $    15,714     $   166,342
  Escrow deposits                                        45,100          51,100
  Accounts receivable                                         0          15,000
  Deposits                                                  220             220
                                                    ___________     ___________

    TOTAL CURRENT ASSETS                                 61,034         232,662
                                                    ___________     ___________

OTHER ASSETS
  Office equipment (net)                                  4,897           4,101
  OlymPeak Estates land                               1,354,445       1,263,878
  Powder Mountain land                                   96,000          96,000
  Sanpete development                                         0          10,402
  Shupe-Williams Plaza                                  287,986         151,417
                                                    ___________     ___________

    TOTAL OTHER ASSETS                                1,743,328       1,525,798

TOTAL ASSETS                                         $1,804,362      $1,758,460
                                                    ===========      ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accrued interest                                 $   63,620      $   40,019
    Accounts payable                                      8,926          16,576
    Payroll taxes payable                                 2,200           1,001
    Current maturities of notes payable                  74,546          17,951
    Trust deposits                                       45,100          51,100
                                                    ___________      __________

          TOTAL CURRENT LIABILITIES                     194,392         126,647
                                                    ===========      ==========


               See accompanying notes and accountants' report.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                   CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                                    December 31,   December 31,
                                                        1999           1998
                                                    ____________   ____________

LONG-TERM LIABILITIES
  Notes payable                                      $  729,853      $  694,181
  Less current maturities                               (74,546)        (17,951)
                                                     __________      __________
    NOTES PAYABLE EXCLUDING
      CURRENT MATURITIES                                655,307         676,230
                                                     __________      __________

    TOTAL LIABILITIES                                   849,699         802,877
                                                     __________      __________

REDEEMABLE PREFERRED STOCK
    Redeemable Preferred stock - 5,000,000 shares
     no par value authorized
     84,259 shares issued and outstanding               240,778         240,778
                                                     __________      __________

    TOTAL REDEEMABLE
     PREFERRED STOCK                                    240,778         240,778
                                                     __________      __________


STOCKHOLDERS' EQUITY
    Common stock - 30,000,000 shares $.001 par
      value authorized
      4,058,774 shares issued
        issued and outstanding                        2,226,481
      3,883,464 shares issued
        issued and outstanding                                        1,799,012

Contributed capital                                   1,390,464       1,344,166

Deficit accumulated in the development stage         (2,903,060)     (2,428,373)
                                                     __________      __________

          TOTAL STOCKHOLDERS' EQUITY                    713,885         714,805
                                                     __________      __________

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                           $1,804,362      $1,758,460
                                                     ==========      ==========


               See accompanying notes and accountants' report.
                                                                            F-3

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year ended     Year ended      March 5, 1996
                                                 December 31,   December 31,    (inception) to
                                                    1999           1998        December 31, 1999
                                                 ___________    ___________    _________________
REVENUE
  Real estate sales commissions                  $    34,134    $     3,642    $    94,306
  Rent - land                                          1,200          2,100          3,300
  Sale of land                                             0         40,000         40,000
                                                 ___________    ___________    ___________
    TOTAL REVENUE                                     35,334         45,742        137,606
                                                 ___________    ___________    ___________

  Cost of sales                                            0         25,000         25,000
                                                 ___________    ___________    ___________
    GROSS MARGIN                                      35,334         20,742        112,606
                                                 ___________    ___________    ___________

OPERATING EXPENSES
  Abandoned projects                                  25,402          1,781         27,184
  Accounting                                          13,697          8,767         36,519
  Advertising and promotion                              946          9,679         13,712
  Commissions                                         19,772          9,307         77,435
  Consulting                                           9,714         41,540        184,321
  Dues and registrations                               2,599          1,082          8,250
  Legal                                               19,659         37,615        240,360
  Office expenses                                     16,360         18,298         50,583
  Miscellaneous                                       10,039          2,336         17,822
  Rent                                                   999         10,084         28,898
  Taxes                                               17,361         20,778         56,033
  Travel & entertainment                              16,554         26,763         75,455
  Telephone                                            9,116         15,460         38,287
  Salaries                                           232,906        171,919        602,634
  Insurance                                           18,477          5,645         32,537
  Auto                                                27,819         20,436         66,075
  Depreciation                                         1,101            456          1,557
  Other compensation                                  46,298        550,595      1,390,464
                                                 ___________    ___________    ___________

    TOTAL OPERATING EXPENSES                         488,819        952,541      2,948,126
                                                 ___________    ___________    ___________

    NET LOSS FROM OPERATIONS                        (453,485)      (931,779)    (2,835,520)
                                                 ___________    ___________    ___________

OTHER INCOME AND (EXPENSES)
  Interest income                                      7,291          2,874         11,743
  Interest expense                                   (28,493)       (30,883)       (79,284)
                                                 ___________    ___________    ___________

    TOTAL OTHER INCOME AND (EXPENSE)                 (21,202)       (28,009)       (67,541)
                                                 ___________    ___________    ___________


               See accompanying notes and accountants' report.
                                                                           F-4

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

              CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)


                                                 Year ended     Year ended      March 5, 1996
                                                 December 31,   December 31,    (inception) to
                                                    1999           1998        December 31, 1999
                                                 ___________    ___________    _________________

NET LOSS                                         $  (474,687)   $  (959,808)   $(2,903,061)
                                                 ===========    ===========    ===========

BASIC AND DILUTED LOSS
    PER SHARE                                          $(.12)         $(.26)
                                                       =====          =====

WEIGHTED-AVERAGE
    COMMON SHARES                                  3,971,119      3,717,746



               See accompanying notes and accountants' report.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Year ended     Year ended      March 5, 1996
                                                 December 31,   December 31,    (inception) to
                                                    1999           1998        December 31, 1999
                                                 ___________    ___________    _________________

OPERATING ACTIVITIES
____________________

Net loss                                         $  (474,687)   $  (959,808)   $(2,903,061)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Changes in operating assets and liabilities
    Accounts receivable                               15,000           (220)          (220)
    Accounts payable and accrued expenses             17,150        (47,329)        74,746
  Depreciation                                         1,101            456          1,557
  Gain on sale of asset                                    0        (16,000)       (16,000)
  Stock option compensation                           46,298        550,595      1,390,464
  Stock issued for services                                0         60,775        231,578
                                                 ___________    ___________    ___________

Net cash used in operating activities               (395,138)      (411,531)    (1,220,936)
                                                 ___________    ___________    ___________

INVESTING ACTIVITIES
____________________

Sale of land                                               0         40,000         40,000
Real estate development                             (194,838)      (214,856)    (1,015,535)
Purchase of equipment                                 (1,897)        (2,718)        (6,454)
                                                 ___________    ___________    ___________

Net cash used in investing activities               (196,735)      (177,574)      (981,989)
                                                 ___________    ___________    ___________

FINANCING ACTIVITIES
____________________

Proceeds from notes payable                           55,000              0        492,000
Principle payments on notes payable                  (19,328)       (64,819)      (487,147)
Proceeds from sale of common stock (net
  of stock issue costs of $3,750 in 1999,
  $125,291 in 1998, and $63,896 in 1997)             405,573        774,989      1,973,008
Proceeds from sale of redeemable preferred stock           0         30,000        240,778
                                                 ___________    ___________    ___________

Net cash provided in financing activities            441,245        740,170      2,218,639
                                                 ___________    ___________    ___________

Increase (decrease) in cash                         (150,628)       151,065         15,714

Cash at beginning of period                          166,342         15,277              0
                                                 ___________    ___________    ___________
Cash at end of period                            $    15,714    $   166,342    $    15,714
                                                 ===========    ===========    ===========


               See accompanying notes and accountants' report.
                                                                            F-6


                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                             FOR THE YEARS ENDED

                                                 Year ended     Year ended      March 5, 1996
                                                 December 31,   December 31,    (inception) to
                                                    1999           1998        December 31, 1999
                                                 ___________    ___________    _________________

SUPPLEMENTAL DISCLOSURES
________________________

Non-cash investing activities - Acquisition
  of land with issuance of note payable                                        $   725,000
                                                                               ___________

Cash paid during the year for:
    Interest                                     $    60,765    $   108,085    $   243,470


               See accompanying notes and accountants' report.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED DECEMBER 31, 1999, AND 1998

                                                                                             DEFICIT
                                REDEEMABLE                                                 ACCUMULATED
                              PREFERRED STOCK         COMMON STOCK                           IN THE
                              NO. OF                  NO. OF                 CONTRIBUTED   DEVELOPMENT
                              SHARES     AMOUNT       SHARES     AMOUNT        CAPITAL       STAGE
                              _________________       _________________       _________    ____________


Balance December 31, 1997     74,259   $ 210,778     3,552,027  $  963,248   $  793,571   $(1,468,565)

Stock issued                  10,000      30,000       331,437     835,764                          0

Issuance of stock options                                                       550,595

Net loss                                                                                     (959,808)
                              ______     _______     _________   ________     _________    __________

Balance December 31, 1998     84,259     240,778     3,883,464   1,799,012    1,344,166    (2,428,373)

Stock issued                       0           0       175,310     427,469                          0

Issuance of stock options                                                        46,298

Net loss                                                                                     (474,687)
                              ______  __________     _________  __________   __________   ___________

Balance December 31, 1999     84,259  $  240,778     4,058,774  $2,226,481   $1,390,464   $(2,903,060)
                              ======  ==========     =========  ==========   ==========   ===========


               See accompanying notes and accountants' report.
                                                                           F-8

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

A.  Nature of Business

    Marina Capital, Incorporated (the Company) was incorporated in Utah on March 5, 1996. The purpose of the Company is to invest in and develop various real estate and other business opportunities. The Company has two projects in various stages of development in the Northern Utah area, the OlymPeak Estates project and the Shupe-Williams Building project. The Company has formed two wholly owned Limited Liability Companies to own and manage the Shupe-Williams building project. The Shupe-Williams building was purchased by Shupe-Williams Plaza, LLC for $100 and is it's only asset. Shupe-Williams Plaza, LLC is 100% owned by Marina Holding, LLC which has no other assets. Marina Holding, LLC is 100% owned by Marina Capital, Incorporated. All three companies have been consolidated into these financials and any intercompany transactions have been eliminated.

B.  Income Taxes

    The Company elected subchapter-S status at inception. This election has been terminated as of January 1, 1997. There are no tax liabilities at this time, as the Company has operated at a loss since inception. The Company has adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (See Note 6).

C.  Revenue recognition

    The company recognizes revenue from the sales of real estate using the accrual method. Income from land sales is recorded when title to the property is transferred to the buyer, the buyers' minimum initial investment is sufficient to ensure collection of the remaining proceeds, and when the Company's costs of development are known and estimable. Estimated future costs to be incurred by the Company after the sale is included in the cost of sale.

    Although deposits have been received on certain properties under development, only one sale totaling $40,000 has been consummated from the date of inception through December 31, 1999.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.  Real Estate Development Cost

    Cost directly related to the acquisition and development of real estate assets, including overhead costs directly attributable to real estate development are capitalized and expended when the related projects are sold or abandoned. Costs directly associated with the development of real estate projects include the cost of land, materials, labor, subcontractors, licensing fees, building permits, surveys, insurance, taxes, and any other costs directly associated with the development. Interest on loans to purchase or develop real estate projects is capitalized against the specific project to which it applies. In addition, the estimated value of 20,831 shares of the Company's common stock (valued at approximately $21,896) issued in exchange for architectural and drafting services has been capitalized as development cost.

    As of December 31, 1999, no overhead cost has been considered directly attributable to development of real estate, and therefore, no such overhead costs have been capitalized.

E.  Commission Revenue

    The Company operates a small real estate sales division with approximately three agents. The Company generally receives a 6 percent commission on brokered real estate sales which is recognized as such sales are closed and the buyers' down payment and credit worthiness are sufficient to demonstrate their ability to pay the remaining balances.

F.  Stock-based Compensation

    The Company has adopted the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation while measuring compensation costs for stock-based compensation using the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

G.  Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

H.  Cash and Cash Equivalents

    For purposes of the statements of cash flows, the Company considers all short term instruments purchased with a maturity of three months or less to be cash equivalents.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I.  Real Estate Valuation

    Real Estate is recorded at the lower of cost or estimated fair value. All real estate projects are currently in the development stage. Any write-down to estimated fair value is recorded when it becomes evident to the Company that the carrying cost of the project will exceed the future nondiscounted cash flow from sale of the property, less related selling costs. In making this determination, the Company considers factors such as recent sales of developed property, changes in the use for property, and projected demand for developed properties. This evaluation is made by management on a property by property basis. The evaluation of fair value and future cash flows from individual properties requires significant judgment, and it is reasonably possible that a change in estimate could occur. As of December 31, 1999, the Company has not recognized any impairment losses in connection with real estate under development.


NOTE 2 - RELATED PARTY TRANSACTIONS

The Company was organized by Richard V. Murray and Larry R. Walker. Salaries and expense allowance have been paid to these individuals. They are currently working to develop the company with compensation of $6,875 each month.

                                                  Year ended     Year ended
                                                 December 31,    December 31,
                                                     1999            1998
                                                 ___________     ___________

  Salaries and expense allowance paid
     to related parties                           $175,450        $169,200
  Stock based compensation                          46,298         550,595
                                                  ________        ________

  Total                                           $221,748        $719,795
                                                  ========        ========

The Company purchased 65 acres of land called the Snowbasin land from the Maughan Family Partnership for $975,000 on October 31, 1996. The Maughan Family Partnership issued a note for $725,000 as part of the purchase price. Russell Maughan, who is a 1% shareholder and chairman of the Board of Marina Capital is also a partner in the Maughan Family Partnership. The Company feels it was an arms-length transaction.

On December 30, 1996, the Company purchased a two acre lot at Powder Mountain from Ski Inn, a company in which Larry Walker was an owner. The purchase price was $120,000 in stock (See Note 11) which was the fair market value of the land.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 - NOTES PAYABLE

The Company has the following notes outstanding:

                                                   December 31,    December 31,
                                                      1999            1998
                                                   ___________     ___________

Maughan Family Partnership - 8.25% secured by
 OlymPeak development land, annual payments
 of $75,221, balance due October 31, 2001            $674,853       $694,181

Priest-8%, due June 30, 2000, unsecured stockholder    25,000              0
 Coombs-8%, due Feb 1, 2000, unsecured stockholder     30,000              0
                                                     ________       ________

Total   729,853 694,181

Less current maturities of notes payable               74,546         17,951
                                                     ________       ________

Long-term portion                                    $655,307       $676,230
                                                     ========       ========

	5 year repayment schedule
        _________________________

	  2000	  $  74,546
          2001      655,307
                  _________
                   $729,853
                  =========

                                                      1999            1998
                                                      ____            ____

Interest capitalized                                $57,165          $58,541
Interest expensed                                    28,493           30,883
                                                    _______          _______

Total interest paid                                 $85,658          $89,424
                                                    =======          =======

Interest on the Maughan note has all been capitalized against the OlymPeak development. Interest expensed relates to notes payable and preferred stock.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - REDEEMABLE PREFERRED STOCK

During the year ended December 31, 1997, the Company issued 74,259 shares of redeemable preferred stock at a price of $2.50 to $3.00 per share. An additional 10,000 shares of redeemable preferred stock was issued for $3.00 per share in 1998. The redeemable preferred stock bears interest at 10 to 12 percent per annum which is payable in cash or additional preferred stock of the Company, at the option of the holder.

Interest related to preferred stock in the amounts of $26,493, and $25,819, for the years ended December 31, 1999, and 1998, respectively has been recognized as interest expense in the accompanying consolidated statements of operations. Unpaid interest due preferred shareholders totaling $53,341, and $30,447 as of December 31, 1999, and 1998, respectively has been included in accrued interest in the accompanying consolidated balance sheets.

After one year from date of issuance, the preferred shares, along with any related unpaid accrued interest, are redeemable, at the option of the holder for cash or convertible into common stock of the Company at a stipulated price of $3.00 to $3.25 per share of common stock, the approximate market value of the common stock as of the date of issuance of the preferred stock. Furthermore, after two years from the date of issuance, the Company has the option, and may elect to redeem, the preferred stock at a price of $3.00 to $3.50 per share plus any unpaid interest.

Four of the preferred stockholders, representing 120,000 shares of preferred stock also have the option of redeeming their stock towards the purchase of a lot in the OlymPeak Estates project at the prevailing sales price for such lots.

As of December 31, 1999, none of the preferred stock has been redeemed and no stockholder has exercised their conversion rights.


NOTE 5 - LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share since options to purchase 905,877, and 888,346 potential shares of common stock for the years ended December 31, 1999, and 1998, respectively, are not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 - INCOME TAXES

The Company has adopted SFAS No. 109, Accounting for Income Taxes. Generally, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. However, no deferred tax assets or liabilities have been reflected in the financial statements, as there are no differences between the carrying values of assets and liabilities for book verses tax purposes. The Company has operated at a loss since inception. The Company feels that any tax benefit from these operating losses is uncertain and would be reduced to zero under the valuation allowance rules. The Company has net operating losses of $2,706,361 for federal and $2,706,061 for state tax purposes as of December 31, 1999. They begin to expire in the year 2017.

NOTE 7 - CONTINGENT LIABILITIES

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

NOTE 8 - ESCROW DEPOSITS

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

                                             December 31,    December 31,
                                                1999            1998
                                             ___________     ___________

        Real Estate Trust                     $    100       $  8,100
        Shupe Williams Trust                    19,000         17,000
        OlymPeak Trust                          26,000         26,000
                                              ________       ________
                                              $ 45,100       $ 51,100
                                              ========       ========

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9 - ACCOUNTS RECEIVABLE

In 1997 Marina Capital contracted to do consulting and due diligence work for Mr. Joseph Graves on development of the Rincon Golf and Country Club Community. The project was abandoned in March 1999 and charged to abandoned project expense.

NOTE 10 - SALE OF SKI INN LAND

In 1998 the Company sold an approximate .40 acre of the Ski Inn land at Powder Mountain. It was sold for $40,000 less $1,000 closing costs with a cost basis of $24,000 showing a profit of $15,000. The property was sold to an unrelated party.

NOTE 11 - REAL ESTATE

I.  OLYMPEAK ESTATES (SNOWBASIN LAND)

The OlymPeak Estate project consists of 65 acres of raw land located in Ogden Valley approximately four (4) miles from the Snow Basin Ski Resort. It is being developed into 22 residential lots. Preliminary approval for the development was obtained from Weber County on March 14, 1996. Final approval is subject to the State of Utah Engineer and Weber County approval of the water and sewer system. The Company anticipates that final approval will be granted within the first quarter of year 2001. Upon receiving the final approval, construction on the roads, water and sewer system will commence and will take approximately three
(3) to six (6) months to complete. Twelve (12) of the lots have been reserved at a sale price between $155,000 to $358,000 per lot. Four (4) of the lots have been reserved in connection with the issuance of redeemable preferred stock which can be redeemed against the purchase price of OlymPeak Estate lots.
A not-for-profit Water and Sewer District has been formed by Weber County to service the area. The Company proposes to spend approximately $1,000,000 in the construction of roads, water and sewer system. No lots have been sold as of December 31, 1999.

II. POWDER MOUNTAIN LAND:

Location. The Ski Inn at Powder Mountain property is located in Northern Utah, Cache County, and is adjacent to the main parking lot at Powder Mountain Ski Resort, eight miles from Eden, Utah. The property is located one hour from the Salt Lake City International Airport, and thirty minutes from Ogden, Utah.

Description.  The proposed Ski Inn at Powder Mountain project is located on a
1.6 acre parcel of mountainous unimproved land with access through the Powder Mountain Ski Resort parking lot. The ski lifts and trails can be skied directly to and from the property.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 11 - REAL ESTATE (CONTINUED)

II.  POWDER MOUNTAIN LAND (CONTINUED)

Current Use. The property is currently zoned FR-40 - Forest land with 40 acres per building (conditional use permit).

Proposed Use. The Company proposes to construct a Hotel/Condominium consisting of 48 units for sale or rent.

The Company exercised its option on December 31, 1996 and in an arms-length transaction, acquired the property from Ski Inn at Powder Mountain, a Limited Partnership in which Mr. Larry R. Walker, a director and president of the Company was the General Partner. The Limited Partnership received 60,000 shares of the Company's $.001 par value Common Stock in consideration for the properties valued at $120,000. The Company proposes to allocate approximately $50,000 for the necessary entitlement work in order to obtain development approval from the county.

III.  SHUPE-WILLIAMS PLAZA

Location. Shupe-Williams Plaza at 26th Street and Wall Avenue near Historic 25th Street in downtown Ogden, Utah.

Description. The Shupe-Williams Plaza Building is a four-story building of approximately 62,500 feet located on an 85,000 square foot building lot with an additional 2 acre vacant lot adjacent. The building was built in 1902 and was used as a warehouse and candy manufacturing facility. It has four floors (approximately 62,500 sq. ft.) on a two (2) acre lot. The building has been abandoned for 15 years.

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

Status. The Shupe-Williams Plaza property was conveyed to the Company by the Ogden City Corporation and the Ogden City Developmental Agency on May 27, 1998. The total purchase price was $100.00. The sellers have also retained a $250,000 Trust Deed on the building and adjacent lot which will be considered satisfied upon sufficient development of the property. The City has also agreed to rebate $250,000 in taxes, over a five-year period.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 11 - REAL ESTATE (CONTINUED)

III.  SHUPE-WILLIAMS PLAZA (CONTINUED)

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

Recent and Significant Developments (Shupe-Williams Plaza). An agreement was entered into with the Land Development Group of Provo, Utah to act as developer/ consultants for the conversion of the old Shupe-Williams candy manufacturing building. They were paid $10,000 on completion of their work. The building will be converted into a 45 Live/Work loft-condominium complex plus commercial and retail space. The proposed sale of the lofts is expected to generate approximately $6,000,000 to $7,500,000 in revenue. The Land Development Group has in the past, successfully converted buildings in Houston, Texas, San Diego, California and Salt Lake City, Utah.

IV.  SAN PETE DEVELOPMENT

The Company has invested $10,402 in attempting to develop a parcel of land in San Pete County, Utah. The project has been abandoned and $10,402 charged to operating expenses.

Total capitalized costs and related changes in the cost of developed property for each of the years in the three year period ended December 31, 1999 are as follows:

                                 OlymPeak      Shupe-      Powder
                                  Estates     Williams    Mountain
                                   Land        Plaza        Land      Total
                                 _________    _______     _______    _________

Balance at December 31, 1997     1,184,702     20,012     120,000    1,324,714

  Development costs capitalized     79,176    131,405         -        210,581

  Cost of real estate sold             -          -       (24,000)     (24,000)
                                 _________    _______     _______    _________

Balance at December 31, 1998     1,263,878    151,417      96,000    1,511,295

  Development costs capitalized     90,567    136,569         -        227,136
                                 _________    _______     _______    _________

Balance at December 31, 1999    $1,354,445   $287,986   $  96,000   $1,738,431
                                ==========   ========   =========   ==========

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 - STOCK OPTION AGREEMENTS

In October and December, 1998, in exchange for services from an existing stock holder, the Company issued to such stock holder options to acquire an additional 500,000 shares of common stock at the exercise price of $2.50 per share. Marina, on March 15, 1999, issued to Kevin Molinari, 100,000 options as an inducement to make an investment in the Company, which were to be exercised on or before May 15, 1999, at an exercise price of $2.00 per share. On May 15, 1999, Mr. Molinari exercised options for 82,500 shares of restricted common stock at an exercise price of $2.00 per share and the remaining 17,500 options expired. The value of these options, using the "minimum-value" approach under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) was estimated at $.75 per share.

Two of the Company's employees have entered into employment agreements which grant them the right to purchase shares of common stock (each year within 60 days of their anniversary date, beginning November 1, 1997 and ending November 1, 2003) equal to an aggregate total of five percent of the then issued and outstanding common stock of the Company at an exercise price equal to 75 percent of the book value of the common shares as of the date of exercise. The Company has applied variable-plan accounting with respect to these options, and accordingly, compensation expense has been recognized in the accompanying consolidated statements of operations under the caption "other compensation" based on the estimated total intrinsic value of shares available under option, as measured on each of the anniversary dates. Compensation expense amounted to $46,298 and $177,643 for the years ended December 31, 1999, and 1998, respectively and reflects changing amounts for each relative period for shares available under option, exercise price (based on the book value of outstanding shares), and the estimated value of the common stock. Had compensation expense for these options been recognized under the fair-value method, the Company's net loss and loss per common share would have been increased as reflected in the following pro forma amounts.

                                                        Year ended December 31,

                                                          1999         1998
                                                          ____         ____

Pro forma net loss applicable to common
  shareholders                                         $(474,687)   $(595,808)

Pro forma basic and diluted loss per
  common share                                             $(.12)       $(.26)

The fair value of the options issued to employees was estimated using the minimum-value method prescribed by SFAS No. 123. The exercise period for the options was the remaining employment period for the employees granted the options of four, five, and six years as of December 31, 1999, and 1998, respectively. The risk-free interest rate was 6.3 percent, and 4.8 percent, as of December 31, 1999, and 1998, respectively. In addition, the calculation assumed zero percent dividend yields.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 - STOCK OPTION AGREEMENTS (CONTINUED)

A summary of the Company's stock option activity and related information is as follows. All options outstanding as of the end of each year are exercisable.

                                                Year ended December 31,

                                              1999                 1998
                                         __________________   _________________
                                                 Weighted-            Weighted-
                                                   average              average
                                        Number     exercise   Number    exercise
                                        of shares   price     of shares   price
                                         ________   _______    ________  _______

Outstanding at beginning of year          888,346    $ 1.47     355,200   $ 0.06

Granted                                   117,531    $ 0.13     533,146   $ 2.35
   Exercised                               82,500    $ 2.00         -        -
   Expired                                 17,500    $ 2.00         -        -

Outstanding at end of year                905,877    $ 1.44     888,346   $ 1.47

Options exercisable at end of year
  with fixed exercise price               500,000    $ 2.50     500,000   $ 2.50

Options exercisable at end of year with
  exercise price which vary based on the
  book value of the common stock          405,877    $ 0.13     333,146   $ 0.14


The weighted-average grant-date fair value of options granted in the years ended December 31, 1999, and 1998 was $44,372, and $456,648, respectively.

Exercise prices for options outstanding as of December 31, 1999 were $0.13 for options with a variable exercise price and $2.50 for options with a fixed exercise price. The weighted-average remaining contractual life of all outstanding options as of December 31, 1999 is 4.5 years.

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

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 - STOCK ISSUED

A summary of the Company's stock issued is as follows:

                                                             SHARES       $
                                                             _______   ________
REDEEMABLE PREFERRED STOCK:
Stock issued for cash in 1997 at $3.00 per share              74,259  $  210,778
Stock issued for cash in 1998 at $3.00 per share              10,000      30,000
Stock issued for cash in 1999                                    -           -
                                                              ______  __________
     Total redeemable preferred stock                         84,259  $  240,778
                                                              ======  ==========

COMMON STOCK:
Stock issued for cash in 1996 at $.01 to $3.00 per share   3,018,864  $  133,134
                                                           _________  __________

Stock issued for cash in 1997 at $2.00 to $5.00 per share    173,663     659,311
Stock issued for services in 1997-net of fundraising fees    359,500     170,803
                                                           _________   _________
     Total common issued 1997                                533,163     830,114
                                                           _________   _________
     Balance December 31, 1997                             3,552,027     963,248
                                                           _________   _________

Stock issued for cash in 1998 at $3.25 to $3.75 per share    240,556     774,989
Stock issued for services in 1998-net of fundraising fees     90,881      60,775
                                                           _________   _________
     Total common issued 1998                                331,437     835,764
                                                           _________   _________
     Balance December 31, 1998                             3,883,464   1,799,012

Stock issued for cash in 1999 at $2.00 to $3.75 per share    153,479     405,573
Stock issued for services in 1999-net of fundraising fees     21,831      21,896
                                                           _________   _________
     Total common issued 1999                                175,310     427,469
                                                           _________   _________
     Balance December 31, 1999                             4,058,774  $2,226,481
                                                           =========  ==========

In the years 1997 through 1999, the Company issued stock for services. The number of shares issued was negotiated based on the fair value of the services to be rendered. In some cases the shares were valued at the price shares wre being sold for cash. In other cases, the shares were discounted to a value relative to the value of the services being provided. A summary of shares issued for services is as follows:

ISSUED TO               DATE       SHARES    VALUE         SERVICES RENDERED
______________________________________________________________________________

Real estate agent    01/16/1997    37,500  $  6,896   Real estate comm. earned
Promoter             01/16/1997    37,500     6,896   Fundraising fee
Attorney             01/16/1997   147,000   147,240   Legal Services
Promoter             02/04/1997    37,500     7,000   Fundraising fee
Promoter             09/01/1997    50,000    50,000   Fundraising fee
Real estate broker   09/01/1997    50,000    16,667   Real estate consulting
                                  _______  ________
     Total 1997                   359,500  $234,699

                                           $ 63,896   Fundraising fees
                                            170,803   Compensation

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 13 - STOCK ISSUED (CONTINUED)

ISSUED TO               DATE       SHARES    VALUE         SERVICES RENDERED
______________________________________________________________________________

Consultant           01/07/1998     1,400  $  1,400   Consulting
Attorney             04/30/1998    37,500    25,000   Legal
Promoter             05/04/1998       462     1,501   Fundraising
Consultant           09/02/1998    10,000    32,500   Consulting
Secretary            09/02/1998       500     1,875   Secretarial
Promoter             10/21/1998       480     1,800   Fundraising
Promoter             11/21/1998     2,193     6,279   Fundraising
Promoter             12/01/1998    37,000   111,000   Fundraising
Promoter             12/17/1998     1,346     4,711   Fundraising
     Total 1998                    90,881  $186,066

                                           $125,291   Fundraising fees
                                             60,775   Compensation




Promoter             03/10/1999     1,000  $  3,750   Fundraising
Designer             08/02/1999    15,605     6,896   Design services
Architect            06/02/1999     3,559    10,000   Architectural services
Architect            06/02/1999     1,667     5,000   Architectural services
                                   ______  ________
     Total 1999                    21,831  $ 25,646

                                           $  3,750   Fundraising fees
                                                  0   Compensation
                                             21,896   Capital projects

Shares issued in exchange for compensation have been expensed in the period issued. Shares issued in exchange for fundraising fees were netted against the proceeds from funds received for stock issued.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change in Marina's principal independent accountant or reported disagreements on any matter of accounting principles or procedures or financial statement disclosures during Marina's two most recent fiscal years.

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

All Directors of Marina hold office for one (1) year or until the next annual meeting of shareholders of Marina and their successors are duly elected and qualified.

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

Item 10.  Executive Compensation.


SUMMARY COMPENSATION TABLE

                                                            Long Term Compensation
                         Annual Compensation                Awards                             Payouts
(a)                  (b)      (c)      (d)       (e)         (f)               (g)               (h)         (i)
Name and                                     Other Annual   Restricted       Securities         LTIP      All Other
Principal                   Salary    Bonus  Compensation   Stock Award(s)   Underlying        Payouts   Compensation
Position             Year    ($)       ($)       ($)          ($)            Options/SARs(#)     ($)         ($)

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

Item 12.  Certain Relationships and Related Transactions

Marina has not entered into any transactions during the last two fiscal years with any director, executive officer, director nominee, or shareholder of 5% or more, with the exception of Kevin Molinari. The Company on October 20, 1998, issued to Kevin Molinari 300,000 options to be exercised on or before October 20, 2004, at an exercise price of $2.50 per share. Additionally, the Company issued to Kevin Molinari 200,000 options to be exercised on or before December 14, 2004, at an exercise price of $2.50 per share. The options were issued in exchange for services related to promoting the Company. Marina, on March 15, 1999, issued to Kevin Molinari, 100,000 options as an inducement to make an investment in the Company, which were to be exercised on or before May 15, 1999, at an exercise price of $2.00 per share. On May 15, 1999, Mr. Molinari exercised options for 82,500 shares of restricted common stock at an exercise price of $2.00 per share and the remaining 17,500 options expired.

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

10.10 Real Estate Purchase Contract Shupe Williams Plaza (the Company) and Ogden City Corporation and Ogden City Neighborhood Development Agency.

10.11 Real Estate Purchase Contract Shupe Williams Plaza (the Company) and Ogden City Corporation and Ogden City Neighborhood Development Agency. (Revised)

23.0 Loan Agreement dated, October 31, 1996, between the Maughn Family Trust and Marina Capital, Inc.

27.0		Financial Data Schedule


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marina Capital, Inc.

Date:   December 29, 2000                            By:/s/ Larry R. Walker
                                                     _________________________
                                                     Larry R. Walker-President