Form 10KSB/A
period 1999-12-31
MARINA CAPITAL INC
filed 2001-03-16
CIK 1027983

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

                                 Amendment 2

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

Aggregate market value of voting stock held by non-affiliates of the issuer as of: 12/31/99: $0

Number of shares of common stock, .001 par value, outstanding on 12/31/00 was 4,058,774

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format:  Yes   [   ]     No   [ X ]

                             Marina Capital, Inc.

                                 FORM 10-KSB
                              TABLE OF CONTENTS
                                                                     Page

ITEM 1.  DESCRIPTION OF BUSINESS                                       1

ITEM 2.  DESCRIPTION OF PROPERTY                                      10

ITEM 3.  LEGAL PROCEEDINGS                                            10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                             10

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                          10

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             11

ITEM 7.  FINANCIAL STATEMENTS                                         14

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                       15

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
         AND CONTROL PERSONS; COMPLIANCE WITH SECTION
         16(a) OF THE EXCHANGE ACT                                    15

ITEM 10. EXECUTIVE COMPENSATION                                       17

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT                                        17

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               18

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                             18

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

The Company through its wholly owned subsidiary, Shupe-Williams Plaza, LLC and Ogden City Corporation and the Ogden City Redevelopment Agency, after a series of negotiations, agreed by virtue of a Letter Agreement, dated March 2, 2001, to extend the terms and conditions that are set forth in the Real Estate Purchase Contract ("REPC"), dated October 20, 1997, for an additional six (6) months from the date of the Letter Agreement. The Company proposes to work diligently to identify sources of capital in order to fulfill its commitment to meet all of the terms and conditions of the REPC in a timely manner. However, in the event that the Company is not able to negotiate for the funding of its obligations set forth in the REPC, the Company could loose its present investment in the project as well as a major asset.

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

NOTE 7 - CONTINGENT LIABILITIES

Ogden City Corporation and the Ogden City Redevelopment Agency each hold a $125,000 trust deed note on the Shupe-Williams Building and adjacent lot. Said notes will be deemed satisfied upon sufficient completion of the project as specified in the Real Estate Purchase Agreement. The Company is also subject to restrictions on transfer of the building (See the agreement for complete details). Management has not reported this obligation in the financial statements due to its contingent nature. They feel it will never be paid as it will be satisfied upon completion of the project or canceled if the building is returned to the sellers. Subsequent to the date of this audit, the Company, through its wholly owned subsidiary, Shupe-Williams Plaza, LLC and Ogden City Corporation (the "City") and the Ogden City Redevelopment Agency (the "Agency"), did agree, by virtue of a Letter Agreement dated March 3, 2001, to extend the terms and conditions of the Real Estate Purchase Contract ("REPC"), dated October 20, 1997, for an additional six (6) month period from the date of the Letter Agreement. In the event that the Company is not able to meet the terms and conditions set forth in the REPC, The Company will be in default and the City and Agency could foreclose on their deeds of trust. The Company could find itself losing $287,986, which it has invested in the project to date. Thus, the Company could be impaired in its ability to be able to raise capital.

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

Status. The Shupe-Williams Plaza property was conveyed to the Company by the Ogden City Corporation and the Ogden City Developmental Agency on May 27, 1998. The total purchase price was $100.00. The sellers have also retained a $250,000 Trust of Deed on the property which will be considered satisfied upon sufficient development of the property. The City has also agreed to rebate $250,000 in taxes, over a five-year period. The Company had not completed sufficient development as of December 31, 1999 according to the performance schedule in the purchase agreement. However, neither the Ogden City Corporation nor Development Agency has issued notice of default. The Company has been negotiating an extension of the deadline which was completed March 3, 2001 as explained in Note 7 of these financials.

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

10.10 Real Estate Purchase Contract Shupe Williams Plaza (the Company) and Ogden City Corporation and Ogden City Neighborhood Development Agency.

10.11 Real Estate Purchase Contract Shupe Williams Plaza (the Company) and Ogden City Corporation and Ogden City Neighborhood Development Agency. (Revised)

10.12 Extension of Agreement Letter between Maina Capital, Inc. and Ogden City Corporation and City of Ogden Community & Economic Development Department dated March 2, 2001.

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