Form 10KSB
period 2000-12-31
MARINA CAPITAL INC
filed 2001-04-16
CIK 1027983

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

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

                         Common Stock, $.001 par value
                         ____________________________
                               (Title of class)

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

Issuer's revenues for its most recent fiscal year: $14,740.00

Aggregate market value of voting stock held by non-affiliates of the issuer as of: 12/31/99: $0

Number of shares of common stock, $.001 par value, outstanding on 12/31/00 was 4,091,465

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format:  Yes   [   ]     No   [ X ]

                             Marina Capital, Inc.

                                 FORM 10-KSB
                              TABLE OF CONTENTS

ITEM 1.  DESCRIPTION OF BUSINESS                                       1

ITEM 2.  DESCRIPTION OF PROPERTY                                      10

ITEM 3.  LEGAL PROCEEDINGS                                            10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                             10

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                          10

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             10

ITEM 7.  FINANCIAL STATEMENTS                                         14

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                       15

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
         AND CONTROL PERSONS; COMPLIANCE WITH SECTION
         16(a) OF THE EXCHANGE ACT                                    15

ITEM 10. EXECUTIVE COMPENSATION                                       18

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT                                        18

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               20

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                             20

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

Background of the Company
_________________________

Marina Capital, Inc. ("Marina") was incorporated in the State of Utah on the 5th day of March 1996, as a Subchapter-S Corporation. Marina terminated the Subchapter-S Corporation election as of January 1, 1997. Marina elected a C-Corporation status in place of the Subchapter-S Corporation on January 1,
1997.   The Company on February 12, 2001, amended its Articles of Incorporation to authorize the issuance of 100,000,000 shares of $.001 par value Common Stock and 75,000,000 shares of no par value Preferred Stock. Marina is considered as being in the development stage.

Marina is, and has been for the past five (5) years, a development stage company, that is in the business of real estate development, real estate sales, mortgage brokering, land planning and business consulting. Marina identifies and develops specific parcels of real property in various locations within the State of Utah and other geographical locations. The real property may be acquired through outright purchases, lease, options or through other acceptable arrangements. In addition, Marina in some instances may act as a lender, broker, marketer or business consultant for other companies.

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

Divisions
_________

Marina is comprised of three divisions: (a) Marina Capital Development Services-land planning/engineering and consulting; (b) Marina Capital-real estate sales and marketing, from March 5, 1996 (Inception) to December 31, 2000, has generated $107,846 in commissions; and (c) Marina Capital Mortgage-originating, processing and funding construction and mortgage loans division, has not, as yet, been developed by Marina. However, Marina proposes to develop this division in the year 2001.

Marina began its real estate sales business in January of 1997, opening the Ogden, Utah office in March of 1997, and the San Francisco office in April, 1998. Marina has three real estate sales associates and one mortgage loan originator.

The Market
__________

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

Overview
________

In many respects, 1999 was a repeat of recent years. The economy remains strong, but has moderated steadily and significantly, just as it has in each of the previous five years. Despite the tempering of activity, growth remains a dominant theme of the past year. Even though the economy is slowing, growth is still occurring and the economy remains prosperous. Utah's economy should continue to do well into 2000 for many of the same reasons it did well in 1999. Utah has a low cost of doing business (93.3% of the national average); a pro-business regulatory environment; low business taxes (the 5th lowest worker's compensation costs in the nation); and, a solid utility, communications, education and transportation infrastructure. Utah also has numerous recreational opportunities; a youthful and educated work force; good universities; healthy lifestyles; and, a strong work ethic that should continue to favorably influence business location and expansion decisions.

Job Growth
__________

The rate of job growth has fallen gradually since 1994 in each year, dropping from a peak of 6.2% to 2.6% in 1999. This slower growth is largely due to no growth in exports, rapid escalation in housing prices (less affordable housing), and economic improvements in other state economies (especially California).
This orderly deceleration appears now to have stabilized and analysts expect job growth to remain similar in the next couple of years.

Construction
____________

Construction activity remains the major catalyst for growth. Construction continues to be the fastest growing industry in the Utah economy (at 7.0% job growth in 1999). Construction employment growth averaged a phenomenal 10.9% per year over the past ten years (1989 to 1999). Construction employment in 1999 was nearly 3 times as large as it was in 1989 (73,000 versus 25,900 jobs). Construction values and job growth will weaken in 2000 due to higher office and apartment vacancy rates, lower hotel occupancy rates, fewer new business and government projects, higher interest rates, and continued low net in-migration. Four large projects just completed or about to be completed are the $108 million Jordan Commons project, the $135 million Salt Lake County Adult Detention Center Complex, the $240 million LDS Conference Center, and the $312 million North-South TRAX (Light Rail) project.

Per Capita Income
_________________

Utah's 1998 per capita income of $21,096 was 77.8% of (or $6,099 less than) the national average of $27,195. Utah's per capita income is lower than the nation's per capita income because average-annual pay in Utah is only 85% of the national average, and because Utahns have more children compared to other states. Utah ranked 1st in the nation in 1998 for the percentage of the population under 18 at 33.4%. This compares to the U. S. average of only 25.8%, according to the U. S. Bureau of the Census. Utah's 1998 average household size also leads the nation with 3.06 persons per household compared to the U. S. average of 2.61 and, data from the 1990 Census shows that Utah ranks 1st in the percent of the population in family households at 88.5% compared to a national average of 83.7%.

Median-Household Income
_______________________

Utah's median household income data was recently released by the U. S. Department of Commerce and shows that Utah continues to have household incomes that are significantly above the national average. Median household income in Utah ranked 10th highest in the nation at $42,073 for the 3-year period 1996 to 1998. This was 11.4%, or $4,294, higher than the national 3-year average of $37,779. The Bureau of Census recommends using 3-year averages when ranking states due to the small sample size in certain states like Utah.

Hotels
______

Hotel occupancy rates continue to decline as new units continue to be built. Hotel construction over the past five (5) years has increased the number of available rooms by 47%. And, the Salt Lake Convention and Visitors Bureau estimates that an additional 1,100 rooms will be built in 2000 (adding 7% to the current supply). Occupancy rates for Salt Lake City declined the first 9 months of 1999 to 78.4%, compared to 84.4% for the prior year, according to Rocky Mountain Lodging Report. Statewide occupancy rates also declined on average from 66% last year to an estimated 64.6% for the first three quarters of 1999. Statewide hotel/motel occupancy rates were around 74% as recently as 1995. Finally, average statewide room rates were $67.61 in October 1999 compared to $71.45 in October 1998.

Offices
_______

CB Richard Ellis Inc. reported that the Salt Lake Metropolitan area office, market vacancy was almost 12% as of 3rd quarter 1999. This represents a 75% increase in the vacancy rate from a year ago. The increase is due to an additional two million square feet of available office space during 1999. Over the past four years the suburban market has added almost three million square feet of new office space. The suburban office market has nearly doubled over the last five (5) years and now accounts for 55% of the entire Salt Lake City office market. Construction of new office space should slow in 2000 due to high vacancy rates and land prices; and, to allow the market demand to catch-up with supply.

Apartments
__________

According to EquiMark Properties, apartment vacancies in the Greater Salt Lake Area reached 7.1% in the 2nd quarter of 1999 (compared to 6.4% for the same period last year). Apartment vacancy rates have steadily increased since 1993. Property owners are currently offering move-in specials such as a months free rent, free washer/dryer, and discontinued security deposits in response to the rising vacancy rates. Low net in-migration is the principal reason for the higher vacancy rates.

Outlook
_______

Utah's current economic prosperity is expected to continue. Utah's young and educated work force, strong work ethic, and low business costs help businesses succeed in Utah. The State government has also successfully kept business taxes low and fostered a reasonable regulatory environment. The substantial infrastructure investments slated to occur during the next year, and subsequent years, will continue to benefit the State's economy.

Utah's Long-Term Projections
____________________________

The demographic attributes that have characterized Utah in the past (the youthful and rapidly growing population) are projected to continue well into the next century. The relative strength of the economy is expected to continue as well, although there will be some convergence with national demographic and economic trends. Utah's population and employment growth rates are projected to continue to out-pace those of the nation through 2020. Utah's population is projected to reach 3.3 million by the year 2020. This rate of population growth will be sustained by a rapid rate of natural increase and a strong and diversified economy.

PROJECTS

1.  OlymPeak Estates

* Location: Ogden Valley, Utah, is four miles from Snowbasin Ski Resort which will be the site of the 2002 Olympic downhill events and one hour (1) from the Salt Lake City International Airport.
* Use: Phase One -65 acres zoned for building lots subdivided into 22 view lots. The lots were priced from $155,000 to $358,000. As of the date of this Annual Report, twelve (13) lots have been reserved at a sales price of $125,000 to $300,000.
* Phase Two - 365 acres that will have an 18-hole destination golf course and planned Residential Unit Development (PRUD) 135 single family lots, 35 condominiums, commercial space. Currently, Marina is in negotiations with another developer to construct the project.
* Financing Required: Phase One - $1.5 million; Phase Two, golf course construction - $4.0 to $6.0 million; Construct infrastructure - $5.0 to $8.0 million.

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

Marina has prepared the necessary documentation to form a not-for-profit Water and Sewer District to service the area. The Articles of Incorporation were filed with the Utah State Department of Corporations on February 1, 2001.

Marina exercised its option to purchase the OlymPeak Estate property on October 31, 1996, and entered into a five (5) year purchase agreement with the Maughan Family Partnership. Marina executed a Trust Deed and Note for the balance of the purchase price of $725,000. The original purchase price was $975,000. The terms of the note are as follows: A five (5) year note, twenty (20) year amortization schedule, with annual payments of $75,321 and a balloon payment at the end of the five (5) year period for the balance. Marina is current with its $75,321 payments due to the Maughan Family Partnership. Final payment is due October 31, 2001, however the Maughan Family Partnership has agreed to extend this final payment date to March 10, 2002, if necessary.

Marina proposes to spend approximately $1,500,000 to $2,000,000 in the construction of roads, water and sewer system for Phase One.

Phase Two:

The OlymPeak Village project is a Planned Residential Unit Development (PRUD) located on approximately 365 acres in Weber County, Utah. The current zoning for the property is FR-3.

OlymPeak Village will be a destination resort consisting of an 18-hole golf course with clubhouse, commercial space, 145 single-family view lots and 35 condominium units.

It is anticipated that the project will include two ski lifts and facilities to teach beginning skiers.

This project will cost approximately $15,000,000 to complete.

OlymPeak Village is located approximately four (4) miles from the Snowbasin Ski Resort and three (3) miles from Pineview Reservoir. The site has views of Mt. Ogden to the west and Pineview Reservoir to the east.

The project will be serviced by water from the Pineview Heights Sewer and Water System and by a mechanical sewage treatment facility located on the property. The PRUD is a cluster development that includes commercial development, single-family lots and homes, golf and ski area plus open space. The cost for infrastructure will be greatly reduced by clustering and can be further reduced by allowing connections to third party lot owners along Snowbasin Road.

Marina proposes to identify a joint venture partner or seek financing from conventional sources in order to finance Phase Two of the project.

II.  Shupe-Williams Plaza

Location. Shupe-Williams Plaza at 26th Street and Wall Avenue near Historic 25th Street in downtown Ogden, Utah.

Description.   The Shupe-Williams Plaza Building is a four-story building of approximately 62,500 feet located on an 85,000 square foot building lot. The building was erected in 1902 and was used as a warehouse and candy manufacturing facility. The building has been abandoned for approximately 15 years.

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

Marina through its wholly owned subsidiary, Shupe-Williams Plaza, LLC and Ogden City Corporation and the Ogden City Redevelopment Agency, after a series of negotiations, agreed by virtue of a Letter Agreement, dated March 2, 2001, to extend the terms and conditions that are set forth in the Real Estate Purchase Contract ("REPC"), dated October 20, 1997, for an additional six (6) months from the date of the Letter Agreement. Marina proposes to work diligently to identify sources of capital in order to fulfill its commitment to meet all of the terms and conditions of the REPC in a timely manner. However, in the event that Marina is not able to negotiate for the funding of its obligations set forth in the REPC, Marina could loose its present investment in the project as well as a major asset.

Estimated Revenue Phase One
___________________________

Financing.   Marina is in the process of financing the construction phase and has made application with several financial brokers and institutions. The first phase of construction was started in September of 1998. Marina expects construction to be completed within twelve (12) to eighteen (18) months after financing has been approved. Marina has started to pre-sell and market the lofts. Currently, 10 of the units have been reserved. A trust account has been set up to hold reservation deposits until construction of the building is complete. In addition, several Letters of Intent to lease space have been received.

Recent and Significant Developments (Shupe-Williams Plaza)
__________________________________________________________

Marina entered into a Real Estate Purchase Contract on October 8, 1997, with the City of Ogden, Utah, and Ogden City neighborhood Development Agency to purchase the Shupe-Williams Building located at 2605 Wall Avenue, including the abandoned portion of 26th Street. The total purchase price was one hundred dollars ($100.00). The City has also agreed to tax increment rebates totaling $250,000. The rebate will be made to Marina over a five (5) year period. The closing date on the building was May 27, 1998, at which time fee simple title was conveyed to Marina. In February of 1999, negotiations were initiated with Wadman Investments L.L.C. to form a joint venture development to construct a four seasons resort.

PROJECT FUNDING

OlymPeak Estates:
________________

Marina intends to fund the OlymPeak Estates Project by initially funding the sale of the lots to qualified purchaser in-house. Marina will offer to potential purchasers two financing options: 1) Requires a twenty-five percent (25%) down payment, interest rate will be three (3) points over prime with a three (3) year balloon payment, a 20-year amortization schedule with a loan origination fee of two (2) points. 2) Requires a fifty- percent (50%) down payment, an interest rate of two (2) points over prime, five (5) year balloon payment, 30-year amortization schedule with a loan origination fee of 1 1/2 points. Neither option will carry a pre-payment penalty and they will be transferable upon credit approval and a $300.00 fee. Total sales are estimated to be $5,048,000. The anticipated costs will be $975,000 for land cost, $1,500,000 to $2,000,000 infrastructure costs and $485,000 marketing for a net profit of $1,590,000 to $2,090,000.

Shupe-Williams Plaza:
____________________

Marina has made a loan application with Remington Financial Group and as of the date of this Annual Report, RFG is in the process of due-diligence for an equity line of credit up to $5,500,000. Marina has received notification that the loan is being considered under the following terms and conditions: 1) Purpose of Loan: Renovations of property and building, construction, advertising, marketing, and working/operating capital. 2) Interest Rate: 10% per annum. Fixed rate. Interest only and may accrue. 3) Term: Five years, no prepayment penalty. 4) Investor's Fee: 4% from proceeds at closing. "Due-diligence costs" to be credited against fee payable upon funding; expenditures to be pre-approved by borrower. 5) Collateral: If applicable, pledging of to-be-determined percent of available company stock. 6) Equity Participation: 30%. Subsequent to repayment of all principal and interest, minimum Internal Rate of Return is 25% per annum, including 10% Preferred Return.

Business Opportunities
______________________

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

Ski Inn at Powder Mountain:
__________________________

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

Proposed Use. Marina proposes to construct a Hotel/Condominium consisting of 48 units for sale, rent or Marina may elect to sell the property to another developer.

Marina exercised its option on December 31, 1996, and in an arms length transaction, acquired the property from the Ski Inn at Powder Mountain Limited Partnership. The Ski Inn at Powder Mountain Limited Partnership purchased the property in April of 1978 for $10,000. Mr. Larry Walker, an Officer and Director of Marina, was the General Partner of the Limited Partnership. The Limited Partnership received 60,000 shares of Marina's $.001 par value Common Stock in consideration for the properties valued at $120,000. Marina proposes to allocate approximately $50,000 for the necessary entitlement work which includes the submittal to the local, county or state regulatory authority the geological date, surveys, conceptual plans and drawing, in order to obtain a construction building permit.

Competition
___________

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

Regulation
__________

Marina is not subject to any governmental regulations other than those generally applicable to all businesses. However, Marina is regulated to the extent it deals with Federal, State and local governments regarding entitlements such as water, sewer, zoning and other utilities.

Employees
_________

Marina presently has five (5) full-time employees of which two (2) are licensed real estate agents and one (1) independent licensed real estate agent. Marina currently has one (1) mortgage loan originator, but additional employees will be hired as necessary to provide Marina's services and carry on its operations as Marina expands.

Item 2.  Description of Property

Marina's real estate projects are generally described in Item I above, which descriptions are incorporated in this Item by reference.

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

Item 3.  Legal Proceedings

There are no lawsuits filed against Marina or pending as of December 31,2000.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted during the fourth quarter of the fiscal year ended December 31, 2000 covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

There is no public trading market for Marina's Common Stock. Marina intends to apply to have the Common Stock traded on the OTC Bulletin Board. No assurance can be given that such application will be approved and, if approved, that an active trading market for the Common Stock will be established or maintained.

As of the date hereof, there are 3,723,370 shares of Common Stock that could be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act").

Holders of Record:

As of December 31, 2000, there were 92 holders of record of Marina's Common
Stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB. As described elsewhere in this Form 10-KSB, Marina is a development stage company. As of the date of this Annual Report, Marina had the following projects under various degrees development.

I.  OlymPeak Estates Subdivision Project (OlymPeak)

OlymPeak is currently in the final plan phase. Construction drawings have been finalized by engineers and final plans and plat work is complete. Final plan approval from the county has been submitted and is expected in April, 2001.

The OlymPeak project requires a State approved public culinary water system, involving well development and formation of a water Company. Applications were submitted to the State and Marina received conditional approval on March 8, 2001. The Company is also working with State and County officials on a sewage treatment facility. Conceptual design has been completed and final construction design and State approval was received for a construction permit for a waste water treatment system and effluent storage lagoons on February 15, 2001. Construction of subdivision roads and infrastructure are contingent on receiving all applicable approvals from the County and State and should begin in approximately May, 2001.

Marina incurred $101,058 in 2000 and $90,567 in 1999 on planning, land design, permits and fees, and water and sewer development in connection with the OlymPeak project.

Approximately 13 of a total of 22 planned OlymPeak lots, have been reserved by purchasers at a sales price of $200,000 to $350,000. Seven of the lots have been reserved in connection with the issuance of redeemable preferred stock, which can be redeemed against the purchase price of OlymPeak Estate lots. Three of the lots are reserved in connection with the issuance of a note payable. The remaining lots are expected to sell for between $155,000 and $358,000. While total costs of completing Water, Sewer and road systems are unknown, management estimates an additional $1,500,000 will be incurred in the completion of the OlymPeak project.

II.  Powder Mountain

Marina owns a two acre parcel of land adjoining the Power Mountain Ski Resort. Potential development includes construction of a hotel/condominium project consisting of 48 units for rent or sale. However, Marina has not, as yet, begun development and the project is still in the review stage. The lot may either be sold or developed in the future but will likely be sold.

III.  Shupe-Williams Plaza

The Shupe-Williams Plaza is a four-story building previously used as manufacturing facility. Marina proposes to convert and lease the main floor and basement (comprising approximately 13,000 square feet) into restaurant, office and retail space. The upper floors will be converted and sold as Live/Work loft condominium units. The project is currently in the early stages of construction. The first floor has been partially renovated with one model office unit, comprising approximately 1,100 square feet, completed. In addition, two Live/Work units are under construction on the second floor.

Marina incurred $92,507 in 2000 and $136,569 in 1999 on planning, architectural design, paint and asbestos removal, a fire system, and building a model office unit at the Shupe-Williams Plaza.

Reservation deposits have been received on approximately 10 of a total of 45
planned Work/Loft units.   Letters of intent have been received on space
representing approximately half of the 13,000 square feet of restaurant, office, retail lease space. While total costs of completing the project are unknown, it is estimated an additional $4.5 million to $5.5 million will be incurred in completing the project. A 5.5 million dollar equity line of credit with the Remington Financial Group, to fund the project, is currently in the process of due diligence, and is expected to fund in the next 90 days.

REVENUE

As described above, Marina is still in the development stage and is primarily engaged in the development of two real estate projects, OlymPeak Estates and the Shupe-Willams Project. Reservation deposits have been received in connection with the expected sale of OlymPeak lots and Shupe-Williams Live/Work loft units and closing of the sales will not commence until final approval from the appropriate city and county officials has been approved. Closings of OlymPeak lots are expected to begin in the summer of 2001. Closings of the Shupe-Williams Live/Work loft are also expected to begin in the summer of 2001. Revenues are not expected to be significant until the above projects are completed.

Revenues for the years ended December 31, 2000, and 1999 of $14,740, and $35,334, respectively are comprised primarily of brokerage commission fees.
A 20 percent interest in the Powder Mountain land was sold in 1998 for approximately $40,000 and then reacquired in 2000 in exchange for 10,538 shares of the Company's Common Stock. Revenues from brokerage fees are not expected to be significant in the future.

OPERATING EXPENSES

Operating expenses totaled $431,425 and $488,819, for the years ended December 31, 2000, and December 31, 1999, respectively. The $57,394 or 11.7 percent decrease in operating costs between 2000 and 1999 resulted primarily from the decrease in stock-based compensation of $46,298, and a decrease in abandoned project costs of $25,402, partially offset by a $25,027 increase in salaries which resulted from the hiring of a full-time land planner, and an increase in legal and accounting of $14,152, resulting from the Company's efforts to register with the SEC.

Operating expenses for 1999 included under the caption "other compensation", $46,298, accounted for the estimated intrinsic value of stock options granted to two officers of Marina. Although no options have been or will be exercised under that plan (the plan was terminated as of the first quarter of 2000), generally accepted accounting principles require the recognition of compensation cost for the estimated intrinsic value of the options granted for the periods during which the plan was in existence.

In 1999, Marina abandoned the San Pete development project resulting in a loss of $10,402. In addition, a $15,000 receivable was written off related to consulting work on a project in Costa Rica.

OPERATING LOSS

Marina incurred operating losses of $467,023 and $453,485, for the years ended December 31, 2000 and December 31, 1999, respectively. Operating losses have resulted from costs attributable to general operations and general corporate overhead not directly allocable to any specific real estate project. Marina will continue to incur operating losses until such time as sales commence on the OlymPeak Estates and Shupe-Williams projects.

INCOME TAXES

Although Marina has incurred significant operating losses during the two (2) years ended December 31, 2000, no income tax benefit has been recognized. Marina continues to be in the development stage, and although it has certain real estate projects under various degrees of development, it has a limited operating history. Currently, there is not adequate assurance Marina will be able to generate sufficient future profits necessary to realize income tax benefits from losses incurred during 2000 and 1999.

LIQUIDITY

The Company had cash totaling $223 at December 31, 2000 and $15,714 at December 31, 1999. The Company expended $275,918 in 2000 and $410,138 in 1999 to fund operations. It incurred $193,567 in 2000 and $194,838 in 1999 for real estate development. In addition, $212,500 was raised from stock sales in 2000 while $405,573 was raised in 1999.

The Company is required to make the final debt payment in connection with the purchase of OlymPeak project land of $655,307 in October 2001. Final payment is due October 31, 2001, however the Maughan Family Partnership has agreed to extend this final payment date to March 10, 2002, if necessary. It is expected that the obligation will be funded from the sale of OlymPeak lots.

The Company will be required to raise substantial additional financing in future years to sustain operations and complete the Shupe-Williams project and has made a loan application through a private investor group for an equity financing credit line totaling $5,500,000 under the terms as follows: 1) Purpose of Loan:
Renovations of property and building, construction, advertising, marketing, and working/operating capital. 2) Interest Rate: Ten percent (10%) per annum preferred return. Fixed rate. Interest only and may accrue. 3) Term: Five years, no prepayment penalty. 4) Investor's Fee: Four percent (4%) from proceeds at closing. "Due-diligence costs" to be credited against fee payable upon funding; expenditures to be pre-approved by borrower. 5) Collateral: If applicable, pledging of to-be-determined percent of available company stock.
6) Equity Participation: The Investor is entitled to receive a thirty percent (30%) interest in the sale or lease in the Shupe-Williams units. 7) Investor Internal Rate of Return: Subsequent to the repayment of all of the principle and interest, there is a minimum Internal Rate of Return of twenty-five percent (25%) per annum, inclusive of the ten percent (10%) preferred return.

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

Item 7.  Financial Statements

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                      CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 2000, AND 1999


                                   INDEX

                                                                     Page
                                                                     ____

Independent Auditors' Report                                         F-1

Consolidated Balance Sheets                                          F-2

Consolidated Statements of Operations                                F-3

Consolidated Statements of Cash Flows                                F-4 to F-5

Consolidated Statements of Redeemable Preferred Stock
  and Stockholders' Equity                                           F-6

Notes to Consolidated Financial Statements                           F-7 to F-18

                         INDEPENDENT AUDITORS' REPORT
                         ____________________________


To the Shareholders and Board of Directors
Marina Capital, Incorporated

We have audited the accompanying consolidated balance sheet of Marina Capital, Incorporated (a development stage enterprise) and subsidiaries, as of December 31, 2000 and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for the year then ended and for the period from March 5, 1996 (Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet as of December 31, 1999, the consolidated statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for the year ended December 31, 1999, and the cumulative consolidated statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for the period from March 5, 1996 (inception) to December 31, 1999 were audited by other auditors whose report dated February 15, 2000, expressed an unqualified opinion on those statements, and whose report has been furnished to us. Our opinion, insofar as it relates to the amounts included for the period March 5, 1996 through December 31, 1999 is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on the audits and report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Marina Capital, Incorporated and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000 and for the period March 5, 1996 (inception) to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and delays in completing real estate projects under development that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Carver Hovey & Co.

Layton, Utah
March 15, 2001

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                  December 31,     December 31,
                                                     2000             1999
                                                  ____________     ____________

  Real estate under development                     $ 1,971,512     $ 1,738,431
  Cash                                                      223          15,934
  Office equipment, less accumulated depreciation         3,796           4,897
  Other assets                                            8,500             -
                                                    ___________     ___________

    TOTAL ASSETS                                    $ 1,984,031     $ 1,759,262
                                                    ===========     ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

  Accrued interest                                  $   110,002     $    63,620
  Accounts payable and accrued expenses                 153,449          11,126
  Notes payable                                         924,627         729,853
                                                    ___________     ___________

    TOTAL LIABILITIES                               $ 1,188,078     $   803,599
                                                    ___________     ___________

REDEEMABLE PREFERRED STOCK
  Redeemable Preferred stock - no par value;
   authorized 5,000,000 shares; issued and
   outstanding 124,259 shares in 2000 and
   84,259 shares in 1999                                428,278         240,778

STOCKHOLDERS' EQUITY
  Common stock $.001 par value; authorized
   30,000,000 shares; issued and outstanding
   4,091,465 shares in 2000 and 4,058,774
   shares in 1999                                         4,091           4,059

Additional paid-in capital                            3,733,668       3,612,886

Deficit accumulated in the development stage         (3,370,084)     (2,903,060)
                                                     ___________    ____________

    TOTAL STOCKHOLDERS' EQUITY                          367,675         713,885
                                                     ___________     ___________

    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                           $ 1,984,031     $ 1,759,262
                                                    ===========     ===========


         See accompanying notes to consolidated financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                  March 5, 1996
                                     Year ended     Year ended   (inception) to
                                     December 31,   December 31,   December 31,
                                        2000           1999           2000
                                     ____________   ____________   ____________
REVENUE
  Real estate sales commissions       $   13,540     $   34,134     $   107,846
  Rent - land                              1,200          1,200           4,500
  Sale of land                                 0              0          40,000
                                      __________     __________     ___________
    TOTAL REVENUE                         14,740         35,334         152,346
                                      __________     __________     ___________

  Cost of sales                                0              0          25,000
                                      __________     __________     ___________
    GROSS MARGIN                          14,740         35,334         127,346
                                      __________     __________     ___________

OPERATING EXPENSES
  Abandoned projects                           0         25,402          27,184
  Advertising and promotion                1,814            946          15,526
  Commissions                              9,454         19,772          86,889
  Consulting                               2,320          9,714         186,641
  Legal and accounting                    47,508         33,356         324,387
  Office expenses                         22,677         26,475         140,445
  Miscellaneous                            5,142         12,638          31,214
  Taxes                                   20,816         17,361          76,849
  Travel & entertainment                  17,905         16,554          93,360
  Salaries and wages                     257,933        232,906         860,567
  Insurance                               15,894         18,477          48,431
  Auto                                    28,861         27,819          94,936
  Depreciation                             1,101          1,101           2,658
  Other compensation                           0         46,298       1,390,464
                                      __________     __________     ___________

    TOTAL OPERATING EXPENSES             431,425        488,819       3,379,551
                                      __________     __________     ___________

    NET LOSS FROM OPERATIONS            (416,685)      (453,485)     (3,252,205)
                                      __________     __________     ___________

OTHER INCOME AND (EXPENSES)
  Interest income                          1,118          7,291          12,861
  Interest expense                       (51,456)       (28,493)       (130,740)
                                      __________     __________     ___________

    TOTAL OTHER INCOME AND (EXPENSE)     (50,338)       (21,202)       (117,879)
                                      __________     __________     ___________

NET LOSS                              $ (467,023)    $ (474,687)    $(3,370,084)
                                      ==========     ==========     ===========

BASIC AND DILUTED LOSS
  PER SHARE                                $(.11)         $(.12)
                                           ======         ======
WEIGHTED-AVERAGE
  COMMON SHARES                        4,071,571      3,971,119


         See accompanying notes to consolidated financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              March 5, 1996
                                                                Year ended     Year ended    (inception) to
                                                                December 31,   December 31,   December 31,
                                                                   2000           1999           2000
                                                                ____________   ____________   ____________

OPERATING ACTIVITIES
____________________

Net loss                                                        $ (467,023)     $ (474,687)    $(3,370,084)
Adjustments to reconcile net (loss) to net
  cash used in operating activities:
    Depreciation                                                     1,100           1,101           2,657
    Gain on sale of asset                                                0               0         (16,000)
    Stock option compensation                                            0          46,298       1,390,464
    Stock issued for services                                            0               0         231,578
    Interest on preferred stock                                     36,306          26,493          89,646
    Changes in accounts payable anD accrued expenses               153,699          (9,343)        175,105
                                                                __________      __________     ___________

Net cash used in operating activities                             (275,918)       (410,138)     (1,496,634)
                                                                __________      __________     ___________

INVESTING ACTIVITIES

Real estate purchase and development                              (193,567)       (194,838)     (1,209,102)
Sale of land                                                             0               0          40,000
Purchase of equipment                                                    0          (1,897)         (6,454)
                                                                __________      __________     ___________

Net cash used in investing activities                             (193,567)       (196,735)     (1,175,556)
                                                                __________      __________     ___________

FINANCING ACTIVITIES

Proceeds from notes payable                                        269,321          55,000         761,321
Principle payments on notes payable                                (19,547)        (19,328)       (506,694)
Proceeds from sale of common stock (net
  of stock issue costs of $1,875 in 2000 and
  $3,750 in 1999                                                    50,000         405,573       2,023,008
Proceeds from sale of redeemable preferred stock                   162,500               0         403,278
Debt issuance cost                                                   8,500               0           8,500
                                                                __________      __________     ___________

Net cash provided in financing activities                          453,774         441,245       2,672,413
                                                                __________      __________     ___________

Increase (decrease) in cash                                        (15,711)       (150,628)            223

Cash at beginning of period                                         15,934         166,562               0

Cash at end of period                                           $      223      $   15,934     $       223
                                                                ==========      ==========     ===========


         See accompanying notes to consolidated financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                             FOR THE YEARS ENDED


                                                                                              March 5, 1996
                                                                Year ended     Year ended    (inception) to
                                                                December 31,   December 31,   December 31,
                                                                   2000           1999           2000
                                                                ____________   ____________   ____________

SUPPLEMENTAL DISCLOSURES


Cash paid during the year for interest                          $   35,004      $   60,765     $   278,474


Non-cash investing and financing activities:

  Acquisition of land with issuance of note payable                    -               -           725,000

  Reacquisition of land with issuance of 10,538
    shares of common stock valued at $3.75 per
    share                                                           39,514             -            39,514

  Conversion of $31,200 of obligation under
    a note payable for 8,320 shares of common
    stock at $3.75 per share                                        31,200             -            31,200

  Conversion of $25,000 of obligation under a
    note payable for 6,667 shares of preferred stock
    valued at $3.75 per share                                       25,000             -            25,000


         See accompanying notes to consolidated financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
______________________________________________________________________________

                March 5, 1996 (Inception) to December 31, 2000

                                        Redeemable
                                      Preferred Stock       Common Stock           Additional    Deficit Accumulated
                                      _______________     _________________         Paid in            in the
                                     Shares     Amount    Shares     Amount         Capital       Development stage
                                     _________________    _________________       ___________    ___________________
December 31, 1995                       -          -           -         -                -                -

Issuance of 3,018,864 shares of
  common stock for cash at
  incorporation, March 5, 1996          -    $     -     3,018,864  $  3,019      $   130,115      $       -
Net Loss                                -          -           -         -                -           (196,700)
                                     _________________   ___________________      ___________    ___________________

Balances at December 31, 1996           -          -     3,018,864     3,019          130,115         (196,700)

Issuance of 74,259 shares of
  preferred stock for cash           74,259    210,778         -         -                -                -
Compensation expense related to
  the grant of stock options for
  services rendered                     -          -           -         -            793,571              -
Issuance of 173,663 shares of
  common stock for cash                 -          -       173,663       174          659,137              -
Issuance of 359,500 shares of
  common stock for services             -          -       359,500       360          170,443              -
Net Loss                                -          -           -         -                -         (1,271,866)
                                     _________________   ___________________      ___________    ___________________

Balances at December 31, 1997        74,259    210,778   3,552,027     3,553        1,753,266       (1,468,566)

Issuance of 10,000 shares of
  preferred stock for cash           10,000     30,000         -         -                -                -
Compensation expense related
  to the grant of stock options
  for services rendered                 -          -           -         -            550,595              -
Issuance of 240,556 shares of
  common stock for cash                 -          -       240,556       240          774,749              -
Issuance of 90,881 shares of
  common stock for services             -          -        90,881        91           60,684              -
Net Loss                                -          -           -         -                -           (959,808)
                                     _________________   ___________________      ___________    ___________________

Balances at December 31, 1998        84,259    240,778   3,883,464     3,884        3,139,294              -

Compensation expense related to
  the grant of stock options for
  services rendered                     -          -           -         -             46,298              -
Issuance of 153,479 shares of
  common stock for cash                 -          -       153,479       153          405,420              -
Issuance of 21,831 shares of
  common stock for services             -          -        21,831        22           21,874              -
Net Loss                                -          -           -         -                -           (474,687)
                                     _________________   ___________________      ___________    ___________________

Balances at December 31, 1999        84,259    240,778   4,058,774     4,059        3,612,886       (2,903,061)

Issuance of 50,000 shares of
  preferred stock for cash           50,000    187,500         -         -                -                -
Issuance of 13,333 shares of
  common stock for cash                 -          -        13,333        13           72,967              -
Issuance of 10,538 shares of
  common stock in exchange
  for land                              -          -        10,538        11           39,503              -
Issuance of 8,320 shares of
  common stock in satisfaction
  of a note payable                     -          -         8,320         8            8,312              -
Issuance of 500 shares of
  common stock for services             -          -           500       -                -                -
Net Loss                                -          -           -         -                -           (467,023)
                                    __________________   ___________________      ___________    ___________________

Balance at December 31, 2000        134,259  $ 428,278   4,091,465  $  4,091      $ 3,733,204      $(3,370,084)
                                    =======  =========   =========  ========      ===========      ============

         See accompanying notes to consolidated financial statements.

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

    Although deposits have been received and are included in escrow accounts on certain properties under development, only one sale totaling $40,000 has been consummated from the date of inception through December 31, 1999.

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


D.  Real Estate Development Cost (Continued)

    Interest on loans to purchase or develop real estate projects is capitalized against the specific project to which it applies. In addition, the estimated value of 20,831 shares of the Company's common stock (valued at approximately $21,896) issued in exchange for architectural and drafting services has been capitalized as development cost.

    As of December 31, 2000, no overhead cost has been considered directly attributable to development of real estate, and therefore, no such overhead costs have been capitalized.

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

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I.  Real Estate Valuation

    Real Estate is recorded at the lower of cost or estimated fair value. All real estate projects are currently in the development stage. Any write-down to estimated fair value is recorded when it becomes evident to the Company that the carrying cost of the project will exceed the future nondiscounted cash flow from sale of the property, less related selling costs. In making this determination, the Company considers factors such as recent sales of developed property, changes in the use for property, and projected demand for developed properties. This evaluation is made by management on a property-by-property basis. The evaluation of fair value and future cash flows from individual properties requires significant judgment, and it is reasonably possible that a change in estimate could occur. As of December 31, 2000, the Company has not recognized any impairment losses in connection with real estate under development.

J.  Loss Per Common Share

    Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share since options to purchase 900,000, and 905,877 potential shares of common stock for the years ended December 31, 2000, and 1999, respectively, are not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

K.  Reclassifications

    Certain amounts in 1999 have been reclassified to conform with the 2000 presentation.

L.  Recent Accounting Pronouncements

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and
    for hedging activities.   It requires that an entity recognize all
    derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement will be effective for the Company beginning January 1, 2001. The Company did not hold any derivative instruments at December 31, 2000, and as such, the
    Company does not expect this pronouncement   to have a significant impact on
    the Company's financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

M.  Financial Instruments

    The carrying value for certain short-term financial instruments that mature or reprice frequently at market rate, approximates their fair market value. Such instruments include cash and cash equivalents, accounts payable and accrued liabilities. The carrying value of notes payable also approximates fair market value.

NOTE 2 - GOING CONCERN

As described in Note 7, the Company is in the process of securing financing necessary to complete the refurbishment of the Shupe-Williams building. Failure to obtain adequate funding by September 2, 2001, could result in the forfeiture or return of the building and adjacent lot to the City.

In addition, the Company is in the process of obtaining County approval for the OlymPeak project located near Snow Basin. Management feels that upon obtaining County approval and upon obtaining sufficient construction bonding, the Company may begin to consummate sales on the unimproved lots. As described in Notes 3 and 4, the Company financed the acquisition of the OlymPeak land with a note payable, on which $655,306 is required to be repaid on or before October 31, 2001. Although the Company anticipates final approval from the County in time to begin selling lots to obtain funds to pay the loan due October of 2001, such approval is not assured. Management is also pursuing a private stock offering to raise additional funds. Failure to obtain funds could force the Company to seek an extension of the loan, obtain alternate financing, or sell the land to avoid foreclosure.

In addition to the funding needs described above, the Company has also incurred recurring losses from operations that require continued funding from outside financing sources. Due to the need to obtain immediate funding for both the Shupe-Williams and OlymPeak projects, and to fund ongoing operating expenses, there is concern about the ability of the Company to continue operating at the current level.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company was organized by Richard V. Murray and Larry R. Walker and they were joined by Jon Blanchard in 1999. Salaries and expense allowance have been paid to these individuals. They are currently working to develop the company with compensation of $6,875 each month for Mr. Murray and Mr. Walker and $5,200 each month for Mr. Blanchard. Total compensation for the years ended December 31, 2000 and 1999 is as follows.

                                                  2000          1999
                                                  ____          ____

   Salaries and expense allowance paid to
     related parties                            $161,625      $175,450
   Stock based compensation                          -          46,298
                                                ________      ________

   Total                                        $161,625      $221,748

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

The Company purchased 65 acres of land called the Snowbasin land from the Maughan Family Partnership for $975,000 on October 31, 1996. The Maughan Family Partnership issued a note for $725,000 as part of the purchase price. Russell Maughan, who is a 1% shareholder and chairman of the Board of Marina Capital is also a partner in the Maughan Family Partnership. The Company feels that the terms of the purchase were not affected by the Company's relationship with Mr. Maughan.

On December 30, 1996, the Company purchased a two acre lot at Powder Mountain from Ski Inn, a company in which Larry Walker was an owner. The purchase price was $120,000 in stock (See Note 9) which was estimated to be the fair market value of the land.

NOTE 4 - NOTES PAYABLE

The Company has the following notes outstanding as of December 31, 2000 and 1999.

                                                             2000       1999
                                                             ____       ____

  8.25% note payable to the Maughan Family Partnership
    secured by OlymPeak development land, annual
    payments of $75,221, balance due October 31, 2001     $ 655,306   $ 674,853

  8% note payable to an unsecured stockholder, balance
    due June 30, 2000                                           -        25,000

  8% note payable to an unsecured stockholder, balance
    due February 1, 2000                                        -        30,000

  10% note payable to an unsecured stockholder, balance
    due October 15, 2001, convertible into common
    stock at $3.75 per share                                  5,000         -

  8% note payable to an unsecured stockholder, balance
    due June 20, 2001                                         2,000         -

  8% note payable to an unsecured stockholder, balance
    due October 15, 2001                                     52,000         -

  8% note payable to an unsecured stockholder, balance
    due June 20, 2001, convertible into common stock
    at $3.75 per share                                       10,321         -

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - NOTES PAYABLE (CONTINUED)

  8% note payable to an unsecured stockholder, balance
    due May 5, 2001                                          75,000         -

  12% note payable to an unsecured stockholder, balance
    due February 1, 2001, convertible into common stock
    at $3.75 per share                                      112,500         -

  10% note payable to an unsecured stockholder, balance
    due April 14, 2001, convertible into common stock
    at $3.75 per share                                       12,500         -
                                                          _________   _________

  Total                                                   $ 924,627   $ 729,853
                                                          =========   =========

Interest on the Maughan note has all been capitalized against the OlymPeak development. Interest expensed relates to other notes payable and preferred stock. The following amounts were capitalized and expensed during the years ended December 31, 2000 and 1999.

                                                             2000       1999
                                                             ____       ____

Interest capitalized                                      $  55,405   $ 57,165
Interest expensed                                            51,456     28,493
                                                          _________   ________

Total interest paid                                       $ 106,861   $ 85,658
                                                          =========   ========

NOTE 5 - REDEEMABLE PREFERRED STOCK

During the year ended December 31, 1998, the Company issued 10,000 shares of redeemable preferred stock at a price of $3.00 per share. An additional 10,000 shares of redeemable preferred stock were issued for $3.00 per share in 1999 and 30,000 shares of redeemable preferred stock were issued for $3.75 per share in 2000. The redeemable preferred stock bears interest at 7 to 12 percent per annum which is payable in cash or additional preferred stock of the Company, at the option of the holder.

Interest related to preferred stock in the amounts of $56,306, and $26,493, for the years ended December 31, 2000, and 1999, respectively has been recognized as interest expense in the accompanying consolidated statements of operations. Unpaid interest due preferred shareholders totaling $84,745, and $53,341 as of December 31, 2000, and 1999, respectively has been included in accrued interest in the accompanying consolidated balance sheets.

After one year from date of issuance, the preferred shares, along with any related unpaid accrued interest, are redeemable, at the option of the holder for cash or convertible into common stock of the Company at a stipulated price of $3.00 to $3.75 per share of common stock, the approximate market value of the common stock as of the date of issuance of the preferred stock. Furthermore, after two years from the date of issuance, the Company has the option, and may elect to redeem, the preferred stock at a price of $3.00 to $3.75 per share plus any unpaid interest.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - REDEEMABLE PREFERRED STOCK (CONTINUED)

Certain of the preferred stockholders, representing 150,000 shares of preferred stock also have the option of redeeming their stock towards the purchase of a lot in the OlymPeak Estates project at the prevailing sales price for such lots.

As of December 31, 2000, none of the preferred stock has been redeemed and no stockholder has exercised their conversion rights.

NOTE 6 - INCOME TAXES

The Company has adopted SFAS No. 109, Accounting for Income Taxes.   Generally,
deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. However, no deferred tax assets or liabilities have been reflected in the financial statements, as there are no differences between the carrying values of assets and liabilities for book verses tax purposes. The Company has operated at a loss since inception. The Company feels that any tax benefit from these operating losses is uncertain and would be reduced to zero under the valuation allowance rules. The Company has net operating losses totaling approximately $3.2 million for both federal and state tax purposes as of December 31, 2000. Such loss carryovers begin to expire in the year 2017.

NOTE 7 - CONTINGENT LIABILITIES

Ogden City Corporation and the Ogden City Redevelopment Agency (the City) each hold a $125,000 trust deed note on the Shupe-Williams Building and adjacent lot. Said notes will be deemed satisfied upon sufficient completion of the project as specified in the purchase agreement. The Company is also subject to restrictions on transfer of the building. Management has not reported this obligation as either an asset or a liability in the financial statements due to its contingent nature. Management believes the obligation will never be paid as it will be satisfied on completion of the project or canceled if the building is returned to the City.

The Company is in the process of securing financing to complete the refurbishment of the Shupe-Williams building. Failure to obtain the necessary funding by September 2, 2001, could result in the forfeiture or return of the building and adjacent lot to the City.

NOTE 8 - ESCROW DEPOSITS

The Company's escrow agent has established escrow accounts for several deposits received from individuals interested in purchasing Shupe-Williams Building condo units and lots in the OlymPeak subdivision. The funds are fully refundable if the projects are not completed and such amounts are excluded from the accompanying consolidated financial statements. The following table summarizes such deposits as of December 31, 2000 and 1999.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 - ESCROW DEPOSITS (CONTINUED)

                                        2000       1999
                                        ____       ____

        Shupe Williams Trust          $ 9,000     $19,000
        OlymPeak Trust                  5,000      26,000
                                      _______     _______
                                      $14,000     $45,000
                                      =======     =======

NOTE 9 - REAL ESTATE

I.  OLYMPEAK ESTATES (SNOWBASIN LAND)

The OlymPeak Estate project consists of 65 acres of raw land located in Ogden Valley approximately four miles from the Snow Basin Ski Resort. It is being developed into 22 residential lots. Preliminary approval for the development was obtained from Weber County on March 14, 1996. The State of Utah has issued a building permit for the water and sewer system to service the project. A request for final approval is currently before the County Commission. The Company anticipates that final approval will be granted in 2001. Upon receiving the final approval, construction on the roads, water and sewer system will commence and will take approximately three to six months to complete. Lots have been reserved at a sale price of between $125,000 to $300,000 per lot. Seven of the lots have been reserved in connection with the issuance of redeemable preferred stock which can be redeemed against the purchase price of OlymPeak
Estate lots.   A not-for-profit Water and Sewer District has been formed by
Weber County to service the area. Although lots have been reserved, no sales have been consummated.

II. SHUPE-WILLIAMS PLAZA

The Shupe-Williams Plaza Building is a four-story building of approximately 62,500 feet situated on an 85,000 square foot building lot located on Wall Avenue near Historic 25th Street in downtown Ogden, Utah. The building was built in 1902 and was used as a warehouse and candy manufacturing facility. The building has been abandoned for 15 years.

The Shupe-Williams Plaza property was conveyed to the Company by the Ogden City Corporation and the Ogden City Developmental Agency (The City) on May 27, 1998. The total purchase price was $100.00. The City also retained a $250,000 Trust Deed on the building and adjacent lot which will be considered satisfied upon sufficient development of the property. The City has also agreed to rebate $250,000 in taxes, over a five-year period, beginning in May 1998.

With the assistance of the City of Ogden, the property and building have been zoned to accommodate both residential and commercial use. The Company is currently in the process of obtaining the necessary financing to refurbish and convert the building. Management estimates the main floor will be converted into a restaurant, office and retail use. The upper floors will be converted to Live/Work lofts. Six penthouse lofts will be constructed on top of the building. The first phase of construction was started in September of 1998 and was comprised of preliminary design work and the completion of a model unit.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9 - REAL ESTATE (CONTINUED)

III.  POWDER MOUNTAIN LAND:

The Powder Mountain property is a two acre parcel of mountainous unimproved land located in Northern Utah, Cache County, and is adjacent to the main parking lot at Powder Mountain Ski Resort. The ski lifts and trails can be skied directly to and from the property. The property is located eight miles from Eden, Utah, one hour from the Salt Lake City International Airport, and thirty minutes from Ogden, Utah. The property is currently zoned FR-40 - Forest land with 40 acres per building under a conditional use permit.

The Company acquired the property from Ski Inn at Powder Mountain, a Limited Partnership in which Mr. Larry R. Walker, a director and president of the Company was the General Partner. The Limited Partnership received 60,000 shares of the Company's $.001 par value Common Stock in consideration for the land.


The following summarizes development costs incurred during the years ended
December 31, 2000 and 1999.

                                     OlymPeak         Shupe-          Powder
                                     Estates         Williams        Mountain
                                      Land            Plaza            Land         Total
                                    __________       ________        _________    __________

Balance at December 31, 1998        $1,263,878       $151,417        $  96,000    $1,511,295

  Development costs capitalized         90,567        136,569              -         227,136

Balance at December 31, 1999         1,354,445        287,986           96,000     1,738,431

  Development costs capitalized        101,058         92,507           39,516       233,081

Balance at December 31, 2000        $1,455,503       $380,493        $ 135,516    $1,971,512
                                    ==========       ========        =========    ==========

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - STOCK OPTION AGREEMENTS

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

Two of the Company's employees have entered into employment agreements which granted them the right to purchase shares of common stock (each year within 60 days of their anniversary date, beginning November 1, 1997 and ending November 1, 2003) equal to an aggregate total of five percent of the then issued and outstanding common stock of the Company at an exercise price equal to 75 percent of the book value of the common shares as of the date of exercise. The Company has applied variable-plan accounting with respect to these options, and accordingly, compensation expense has been recognized in the accompanying consolidated statements of operations under the caption "other compensation" based on the estimated total intrinsic value of shares available under option, as measured on each of the anniversary dates. Compensation expense amounted to $46,298 for the year ended December 31, 1999 and reflects changing amounts for each relative period for shares available under option, exercise price (based on the book value of outstanding shares), and the estimated value of the common stock. Effective March 14, 2000, the Company, and the employees described above, nullified the provision included in the employment agreements which granted such employees the right to acquire up to five percent of the Company's outstanding common stock. In connection with the cancellation of the previous stock option agreement, the Company granted each of the employees an option to acquire 200,000 shares of the Company's common stock at the price of $3.50 per share. The option to acquire common stock terminates in conjunction with the termination of the employment agreements on October 31, 2003. Had compensation expense for these options been recognized under the fair-value method, the Company's net loss and loss per common share would have been increased as reflected in the following pro forma amounts.

                                                        2000           1999
                                                        ____           ____
Pro forma net loss applicable to common
  shareholders                                        $(651,039)    $(519,059)

Pro forma basic and diluted loss per common share     $    (.16)    $    (.13)

The fair value of the options issued to employees was estimated using the minimum-value method prescribed by SFAS No. 123. The exercise period for the options was the remaining employment period for the employees granted the options of three and four years as of December 31, 2000, and 1999, respectively. The risk-free interest rate was 6.2 and 6.3 percent as of December 31, 2000, and 1999, respectively. In addition, the calculation assumed zero percent dividend yields.

A summary of the Company's stock option activity and related information is as follows. All options outstanding as of the end of each year are exercisable.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 10 - STOCK OPTION AGREEMENTS (CONTINUED)

                                                      Year ended December 31,
                                                  2000                             1999
                                        ___________________________      __________________________
                                                       Weighted-                        Weighted-
                                        Number          average            Number        average
                                        of shares    exercise price      of shares    exercise price

Outstanding at beginning of year        905,877        $ 1.44             888,346        $ 1.47

Granted                                 400,000        $ 3.50             117,531        $ 0.13
Exercised                                   -              -              (82,500)       $ 2.00
Expired                                     -              -              (17,500)       $ 2.00
Cancelled                              (405,877)       $ 0.13                 -              -

Outstanding at end of year              900,000        $ 2.94             905,877        $ 1.44

Options exercisable at end of year
  with fixed exercise price             900,000        $ 2.94             500,000        $ 2.50

Options exercisable at end of year with
  exercise price which vary based on the
  book value of the common stock            -             -               405,877        $ 0.13


The weighted-average grant-date fair value of options granted in the years ended December 31, 2000 and 1999 was estimated to be $184,016 and $44,372, respectively.

Exercise prices for options outstanding as of December 31, 2000 were $2.50 and $3.50 for options with a fixed exercise price. The weighted-average remaining contractual life of all outstanding options as of December 31, 2000 is 3.5 years.

NOTE 11 - SUBSEQUENT EVENTS

In January of 2001, the Company sold an additional 13,333 shares of common stock for $3.75 per share.

In March of 2001, the Company's Board voted to proceed with a letter of intent to enter into a financing arrangement with Remington Financial Group, Inc. (RFG) whereby the Company may borrow up to $5,500,000 under a secured equity line of credit (LOC). The purpose of the LOC is to provide financing to complete the Shupe-Williams project. See notes 2, 7, and 9. The agreement calls for a four percent loan origination fee, 10 percent interest on all outstanding borrowings, a 30 percent participation in the net profits of the Shupe-Williams project, for a total minimum rate of return to RFG of 25 percent internal rate of return per annum. There are no prepayment penalties.

RFG has completed its due diligence except for the physical inspection of the property which should be done by April 15, 2001. The loan is then expected to close within approximately 60 to 90 days of completion of the due diligence.

The loan from RFG will be secured with a senior lien on the Shupe-Williams building. RFG may subordinate to additional senior debt financing as it becomes available to the Company.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

On February 12, 2001, the Company amended its Articles of Incorporation to authorize the issuance of 100,000,000 shares of $.001 par value Common Stock and 75,000,000 shares of no par value Preferred Stock.

As described in Note 4, the Company has an obligation under a note payable to the Maughan Family Partnership that includes a balloon payment originally due October 31, 2001. On March 30, 2001, the Company received notice from the partnership of its intent to extend the due date on the note until March 10, 2002. As a condition of the extension of the due date, the Company would be required (as of the original due date of the note) to increase the rate of interest on the note from 8.5 percent to 18 percent and pay related late fees.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

At an Annual Meeting of Shareholders held on June 2, 2000, the Shareholders voted to retain Davis, James & Chase-Kraaima as Marina's independent auditor; however, Davis, James & Chase-Kraaima declined to stand for re-election in that they had taken more of an internal role in the affairs of Marina. The Shareholders voted to ratify the retention of an independent auditor to be decided by the Board of Directors at a later date.

Davis, James & Chase-Kraaima's reports for the last two years have not contained an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Nor has there been any disagreement with Davis, James & Chase-Kraaima on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

On January 8, 2001, the Board of Directors of Marina engaged the services of Carver Hovey & Co. as its independent auditor.

PART III

Item 9. Directors, Executive Officers, Promoters and Control persons; Compliance with Section 16(a) of the Exchange Act.

The Directors and Officers of Marina are as follows:

Name			 Age			 Position
____                     ___                     ________

Russell C. Maughan*	  45		Director Chairman of Board
Larry R. Walker* 	  65		Director, President, CEO
Richard V. Murray*	  49 		Director, COO/Vice President/Treasurer
Edward S. Sweeney         50            Director, CFO
William J. Tabar*         68            Director
Morton Miller		  77		Director
Glen J. Mecham            65            Director
Debra Badali Ledkins	  46		Director
Sherren O'Toole*	  61		Secretary
John R. Blanchard*        38            VP Development Services

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

Officers and Directors:

Russell C. Maughan/Chairman of the Board. Mr. Maughan has been a Director of Marina since May of 1997 and is currently Chairman of the Board. Mr. Maughan presently serves as Vice-President of Home Abstract & Title Co. in Ogden, Utah, and has been an officer and director for the past twenty (20) years. He is also a trustee, stockholder and trust officer of Home Abstract & Title Co. Mr. Maughan is designated as a Utah Registered Abstractor and Licensed Title Agent. Mr. Maughan is a General Partner of Wolf Creek Country Club Associates. He is a member of the Ogden Chamber of Commerce, Utah Homebuilders Legislative Affairs Committee and Ogden Board of Realtors. Mr. Maughan has also been a Utah State Republican Party Delegate.

Larry R. Walker/President, Director. Mr. Walker has been President/CEO and Director since the inception of Marina. He is the Principal Broker for Marina Capital and Managing Member for the Shupe-Williams Plaza LLC. Mr. Walker has been a developer and manager of a major ski resort in the State of Utah. He established and managed a regional office for a national brokerage firm. Mr. Walker has owned and managed a business and financial services consulting company for small to medium sized businesses. Mr. Walker has been an executive with an investment banking firm and president of Equitable Business & Financial Services, Inc., a business consulting firm, and SCOR Financial Associates, Inc., a securities consulting company. Mr. Walker also has had extensive business management, real estate development, securities and financial planning experience. He is a licensed Real Estate Broker and obtained his Real Estate Brokers License from the State of Utah in 1982. He obtained a California Real Estate Sales License in 1986. He also was an airline pilot for ten years.

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

Edward S. Sweeney/Director. Mr. Sweeney has been a Director of Marina since June 2, 2000. Mr. Sweeney is a partner and officer in Sweeney Land Company/MPE, Inc. He is the Founder of SA Group, a fund-raising consulting firm in Salt Lake City whose primary emphasis is on start-up non-profits and/or organizations launching their first capital campaign and/or introducing fund-raising into their organization for the first time. Mr. Sweeney has also served as Executive Vice-President of John B. Cummings Company, Inc. and as Vice-President for Institutional Advancement and General Counsel of Westminster College of Salt Lake City. Mr. Sweeney is a graduate of Westminster College of Salt Lake City and the University of Santa Clara College of Law. He was a partner in the firm of Biele, Haslam and Hatch, a Utah Professional Law Corporation as well as an Adjunct Instructor at Westminster College. Mr. Sweeney is affiliated with State and National Bar Associations, State and National Attorney organizations, the National Society of Fund-Raising Executives, Dallas, Texas, the Utah Society of Fund-Raisers and was a founding member of the Utah Planned Giving Roundtable. He is a former Member of the Board of Trustees, Westminster College of Salt Lake City, a Member and Director of Utah's Alta Club and a Member and President of the Crossroads Kiwanis Club. Mr. Sweeney is a former Director of Utah Issues, Catholic Foundation in and for the Salt Lake Catholic Diocese, Cathedral of the Madeleine Restoration Project, East High School Foundation, Catholic Community Services and Yellowstone Ecosystem Studies, Inc.

William J. Tabar/Director. Mr. Tabar has been a Director of Marina since May of 1997. He was co-founder of Business Resource Center which opened its first business brokerage office twenty years ago in Ogden, Utah. Mr. Tabar currently owns and manages four business brokerage offices located throughout the State of Utah. he is a member of the Board of Directors of International Business Broker Association, a member of the M & A Source, and a Certified business Intermediary. Before founding business Resource Center, Mr. Tabar was CEO and Executive Vice President of Scott USA, a privately owned company which manufactured ski and motorcycle products domestically and internationally, and President of AMF Head Ski and Tennis Division, manufacturer and distributor of sporting goods sold throughout the world. He holds an MS Degree in chemical Engineering from West Virginia University.

Morton Miller/Director. Mr. Miller has been a Director of Marina since June 2, 2000. Mr. Miller is currently a member of the San Francisco Mayor's Fiscal Advisory Committee, the San Francisco State University college of business Advisory Board, the University of San Francisco Center for the Pacific rim, the World Presidents Organization and director of the WPO/YEO Young Entrepreneurs mentoring program, a director of the International Diplomacy Council and a director of the United Religions Initiative. From 1994 to 1995 he was President of the San Francisco Public Utilities Commission and a Commission member from 1993 to 1996. He was also assistant to the Mayor of San Francisco from 1992 to 1996. During a lengthy business career, he was the DEO of several turn-around companies including Castle & Cooke Merchandising Corporation, and a general partner of a venture capital firm. Mr. Miller has a BS degree from the University of Pennsylvania and a MBA from Harvard.

Glen J. Mecham/Director. Mr. Mecham has been a Director of Marina since June 2, 2000. Mr. Mecham was elected Mayor of Ogden City, Utah in 1992 and served in that office until 2000. An attorney by profession, he has served as Assistant United States Attorney for the District of Utah, State Court Judge, City Attorney and County Attorney. He was a partner with the firm of Mecham and Richards and served as Vice President and General Counsel for the St. Benedict's Regional Health System. He is a former member of the U.S. Department of Justice Advisory Board, the Utah Judicial Council Advisory Committee, and past President of the Weber County Bar Association. Mr. Mecham holds a Juris Doctor degree from the University of Utah and a Bachelor of Science degree from Utah State University. He is a retired Colonel in the Air Force Reserve and was Director of Judge Advocate Reserve Programs for the Air Force Logistics Command and graduated from the Air War college and the Air Command and Staff College. He was awarded the Legion of Merit and the Meritorious Service Medals. Mr. Mecham has held many positions on the boards of civic, governmental and educational organizations and has received Distinguished Service Awards from both Weber State University and Utah State University.

Debra Badali Ledkins/Director. Ms. Ledkins has been a Director of Marina since June 2, 2000. Ms. Ledkins is currently serving a third term on the Layton City, Utah, Council and is also the Council Representative to the Planning and Zoning Commission. She served as Mayor Pro Tem from 1995 to 1996. Ms. Ledkins is active in economic development and zoning issues and has more than twenty-five years experience in business management. She is a representative to the City/ Community/Rural Relations Committee and was the Founder and first President of the Layton Chapter Business Network International. Ms. Ledkins is a member of the Davis County Energy Recovery District Board, the North Davis Chamber of Commerce, the National Association of Realtors and is the Committee Chair for the Utah Home Builders' Association, Northern Wasatch Home Builders' Association, Ogden Board of Realtors Business Planning Committee and Women's Council of Realtors.

Sherren O'Toole, Secretary-Treasurer. Ms. O'Toole was selected by the Board of Directors to fill the remaining term of office of Secretary upon the resignation of the previous secretary in April of 1999. Ms. O'Toole has been involved in real estate as an investor, sales agent, property manager and real estate office manager for fifteen (15) years. Prior to that time, Ms. O'Toole was a Tax Technician and Supervisory Manager for the Internal Revenue Service for fifteen
(15) years. Ms. O'Toole attended Weber State University in Ogden, Utah.

Jon R. Blanchard/Vice-President Development Services. Mr. Blanchard has been involved in land planning and landscape architectural design since graduating from Kansas State University's College of Architecture and Design in 1988. He has extensive experience in land planning, landscape architectural design and consultation for various resort, hotel skiing, golf course, light industrial, retail commercial and residential projects. Mr. Blanchard has prepared design construction documents, cost estimates, specifications and bid documents of several parks throughout New York City and has worked on high-end projects in 14 states. Mr. Blanchard is the owner and president of 13 Design Studio in Park City, Utah. Mr. Blanchard has done extensive work and consultation on Utah's Winter Sports Park, which will be the site of all ski jumping, bobsled and luge events during the 2002 Winter Olympics.

Item 10.  Executive Compensation.


SUMMARY COMPENSATION TABLE

                                                            Long Term Compensation
                        Annual Compensation                 Awards                             Payouts
(a)                   (b)    (c)       (d)       (e)            (f)            (g)               (h)          (i)
Name and                                     Other Annual    Restricted      Securities         LTIP       All Other
Principal                   Salary    Bonus  Compensation   Stock Award(s)   Underlying        Payouts    Compensation
Position             Year    ($)       ($)       ($)            ($)         Options/SARs (#)     ($)          ($)
----------------     ----   -------   -----  ------------    ------------   ---------------    -------    -------------
Larry R. Walker      2000   $82,500     0      $9,600            0              200,000           0            0
President

Richard V. Murray    2000   $82,500     0      $9,600            0              200,000           0            0
Treasurer

Edward S. Sweeney    2000   $ 2,500     0      $    0            0                    0           0            0
CFO

Jon R Blanchard      2000   $62,400     0      $9,600            0                    0           0            0
VP Development
  Services

Sherren O'Toole      2000  $27,984      0           0            0                    0           0            0
Corporate Secretary

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director and officer of the Company and (iii) all directors and officers as a group:

Name and Address                      Shares owned
of Beneficial Owner                   Beneficially (1) (2)       % Owned

Larry R. and Jean P. Walker             1,240,000                   32%
195 Alhambra #3
San Francisco, CA 94123

Richard V. and Carolyn C. Murray        1,207,500                   31%
3748 Divisadero Street
San Francisco, CA 94123

Sheila Kelly                              281,333                    7%
4775 Summit Ridge Drive
Reno, NV 89503

Sherren O'Toole                               500                 .013%
1120 Canyon Rd., #44
Ogden, UT 84404

William J. Tabar                           37,500                    1%
4185 Beus Dr.
Ogden, UT 84403

Russell C. Maughan                         37,500                    1%
1690 Shoshone Dr.
Ogden, UT 84403

Kevin Molinari                            196,667                  5.1%
2375 Bay Street
San Francisco, CA 94123

Jon R. Blanchard                           37,500                    1%
PO Box 3763
Park City, Utah 84060

Officers, Directors and 5%              3,038,500                 78.2%
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

(2) No officer, director or security holder listed above owns any warrants, options or rights, with the exception of Kevin Molinari, who has options to purchase an additional 600,000 shares of the Company's common stock and Larry Walker and Richard Murray who each hold options to acquire 200,000 shares of Common Stock at the price of $3.50 per share. (See "Certain Relationships and Related Transactions.")

Item 12.  Certain Relationships and Related Transactions

Marina has not entered into any transactions during the last two fiscal years with any director, executive officer, director nominee, or shareholder of 5% or more, except as follows: The Company on October 20, 1998, issued to Kevin Molinari 300,000 options to be exercised on or before October 20, 2004, at an exercise price of $2.50 per share. Additionally, the Company issued to Kevin Molinari 200,000 options to be exercised on or before December 14, 2004, at an exercise price of $2.50 per share. The options were issued in exchange for services related to promoting the Company. Marina, on March 15, 1999, issued to Kevin Molinari, 100,000 options as an inducement to make an investment in the Company, which were to be exercised on or before May 15, 1999, at an exercise price of $2.00 per share. On May 15, 1999, Mr. Molinari exercised options for 82,500 shares of restricted common stock at an exercise price of $2.00 per share and the remaining 17,500 options expired.

On March 14, 2000, Marina ("Employer") and Larry R. Walker and Richard V. Murray ("Employees") entered into an Amendment Agreement to their Employment Agreements to cancel the Employees' right to purchase common stock of the Employer based on a formula whereby each year within the first sixty (60) days of the anniversary date, starting in 1997, Employees may purchase up to an amount of stock equal to 5% of the then issued and outstanding common shares at a price equal to 75% of the book value of the common stock. Under the Amendment, Marina grants the Employees the right, through the term of the Employment Agreement, to each purchase up to 200,000 shares of Marina's $.001 par value common stock, at a price of $3.50 per share.

As of December 31, 2000, Marina had notes payable outstanding, which can be converted into Marina's common stock as follows:

1. A $5,000, 10% note payable to Julie Vaughan, an unsecured stockholder, balance due October 15, 2001, convertible into 1,333.33 shares of common stock at $3.75 per share.
2. A $10,321, 8% note payable to Rick Murray, an officer and director of Marina, balance due June 20, 2001, convertible into 2,752.26 shares of common stock at $3.75 per share.
3. A $112,500, 12% note payable to Kevin Molinari, an unsecured stockholder, balance due February 1, 2001, convertible into 30,000 shares of common stock at $3.75 per share.
4. $12,500, 10% note payable to Peter Neubauer, an unsecured stockholder, balance due April 14, 2001, convertible into 3333,33 shares of common stock at $3.75 per share.

Marina has not entered into transactions with any member of the immediate families of the foregoing persons (includes spouse, children, siblings and in-laws), nor is any such transaction proposed.

Item 13.  Exhibits and Reports on Form 8-K.

Exhibits filed as part of this Form 10-KSB.

Exhibit 3.1.1 	Amendment to Articles of Incorporation, filed February 12, 2001
Exhibit 10.13	Amendment to Employment Agreement between Larry R. Walker and
                Richard V. Murray, dated March 14, 2000.
Exhibit 10.14 	Maughan Family Partnership Notice of Extension of Note due
                October 31, 2001, dated March 30, 2001.

Reports filed on Form 8-K

The following list describes the Exhibits previously reported on Form 10-KSB:

Exhibit No.		Description of Document
___________             _______________________

3.1      Articles of Incorporation of Marina Capital, Incorporated.

3.1.1    Amendment to Articles of Incorporation, filed February 12, 2001

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

10.7     Consent of Accountants.

10.8     Letter of Intent and Understanding between VR Utah and Marina
         Capital, Inc.

10.9     Financing Terms OlymPeak Estates Subdivision

10.10 Real Estate Purchase Contract Shupe Williams Plaza (the Company) and Ogden City Corporation and Ogden City Neighborhood Development Agency.

10.11    Trust Deed between Marina Capital, Inc. (Trustors), Home
         Abstract & Title Company, Inc. (Trustee) and Richard U. Hovey (Beneficiary).

10.12 Extension of Agreement Letter between Marina Capital, Inc. and City of Ogden Community & Economic Development Department dated March 2, 2001.

10.13 Amendment to Employment Agreement between Larry R. Walker and Richard V. Murray, dated March 14, 2000.

10.14 Maughan Family Partnership Notice of Extension of Note due October 31, 2001, dated March 30, 2001.

23.0 Loan Agreement dated, October 31, 1996, between the Maughn Family Trust and Marina Capital, Inc.

27.0     Financial Data Schedule

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marina Capital, Inc.

Date:   April 12, 2001                       By: /s/ Larry R. Walker
                                                ----------------------
                                                Larry R. Walker-President

Exhibit 3.1.1

                    Amendment to Articles of Incorporation
                         MARINA CAPITAL INCORPORATED
                               January 30,2001
                                                          FILED
                                                       FEB 12 2001
Name of Corporation: Marina Capital, Incorporated

Text of Article to be Amended:
"FOURTH: (a) The aggregate number of shares which the corporation shall have authority to issue is: Thirty Million
(30,000,000) shares of common stock, $.001 par value and Five
Million (5,000,000) shares of preferred stock, no par value. These preferred shares may be issued in one or more series at the discretion of The Board of Directors."

By Special Meeting of the Board of Directors held on Tuesday,
January 30, 2001, the following amendment to the Articles of Incorporation was approved by the Board of Directors. Approval by Shareholders was not required.

"RESOLVED, by unanimous vote of the Board of Directors of Marina Capital, Inc. that the number of Common Shares under the Fourth paragraph of the Articles of Incorporation shall be increased to One Hundred Million (100,000,000) and the number of Preferred Shares under the Fourth paragraph of the Articles of Incorporation shall be increased to Seventy-five Million (75,000,000)."

The amendment that is being effected is as follows:
"FOURTH: (a) The aggregate number of shares which the Corporation shall have authority to issue is: One Hundred Million
100,000,000) shares of common stock, $.001 par value, and Seventy-Five Million (75,000,000) shares of preferred stock, no par value. These preferred shares may be issued in one or more series at the discretion of the Board of Directors."


/s/Larry R. Walker                            01-30-01
------------------------------                ---------
LARRY R. WALKER, President/CEO 			Date:
Authorized Corporate Officer

Exhibit 10.13

                             AMENDMENT AGREEMENT


    THIS AGREEMENT is entered into this 14th day of March, 2000 between Marina Capital, Inc, (hereinafter referred to a "Employer") and Larry Walker R. Walker and Richard Murray (hereinafter referred to as "Employees").

    WHEREAS, Employees are desirous of deleting and nullifying paragraph No. 6 "Right to Purchase Common Stock" of the Employment Agreement entered into by the parties on November 6, 1996; and

    WHEREAS, Employer agrees and is desirous of deleting and nullifying paragraph No. 6 of the parties' Employment Agreement entered into on November 1, 1996. A copy of the Employment Agreement is attached hereto as Exhibit "A" and is a part of this Agreement; and

    WHEREAS, the Employer and the Employees hereby agree to reform paragraph No. 6 of the Employment Agreement between the Employer and the Employees; and

    WHEREAS, Employer and Employees have negotiated the terms of the Agreement over the past several weeks.

    NOW, THEREFORE, in consideration of the Premises and Covenants and Agreements contained herein, the parties agree as follows:

    6. Stock Options. Employees shall have the right for the term of the Employment Agreement for each to purchase up to 200,000 shares of the Company's $.001 par value common stock, at a price of $3.50 per share.

    The remaining of the Employment Agreement entered into on November 1, 1996, will remain in full force and effect.

/s/Larry R. Walker
--------------------
Marina Capital, Inc.


/s/Larry R. Walker
------------------
Larry R. Walker


/s/Richard V. Murray
--------------------
Richard V. Murray

Exhibit 10.14

                          Maughan Family Partnership
                          2380 Washington Blvd. #200
                              Ogden, Utah 84401
                                 801-621-7861


March 30, 2001

Larry Walker. President
Marina Capital, Inc.
2605 Wall Ave.
Ogden, Utah 84401

Re: 	Marina Capital/Maughan Family Partnership
        Trust Deed and Note Due October 31, 2001

Dear Mr. Walker,
    Thank you for the information regarding Marina Capital. We are very excited for your plans of development and feel that your development will be a great success. We are anxious to help you succeed with your development and in that spirit of cooperation, we are offering an extension of our balloon due date for the note payable. We have examined our needs and believe that we can extend your due date to March 10, 2002. This should help you capture the excitement generated by the 2002 Salt Lake City Olympics. This extension is conditional however. As we discussed, the interest rate will raise to eighteen percent together with the accrued late fee. Never the less, we will not commence any action to collect until after the March 10, 2002 date. I hope this helps with your continued progress of the development.

Best wishes for continued success!

Sincerely,

/s/Russ Maughan
Russ Maughan
General Partner, Maughan Family Partnership