Form 10QSB
period 2001-03-31
MARINA CAPITAL INC
filed 2001-05-15
CIK 1027983

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________to_______________

Commission file number:  0-26457

                         MARINA CAPITAL, INCORPORATED
                ----------------------------------------------
                (Name of small business issuer in its charter)


             Utah                                            87-0554016
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

 2605 Wall Ave., Ogden, Utah                                      84401
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:  (801) 394-2400

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

                         Outstanding at March 31, 2001
                         -----------------------------
                                    4,118,798
                         $.001 par value common stock

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


                          PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings.................................................. 3

ITEM 2. Changes in Securities and Use of Proceeds.......................... 3

ITEM 3. Defaults Upon Senior Securities.................................... 3

ITEM 4. Submission of Matters to a Vote of Security Holders................ 3

ITEM 5. Other Information.................................................. 3

ITEM 6. Exhibits and Reports on Form 8-K................................... 4

                        PART I--FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    INDEX

                                                                Page


Condensed Consolidated Balance Sheets as of
March 31, 2001 and December 31, 2000                            F-1

Condensed Consolidated Statements of Operations for the
three-months ended March 31, 2001 and 2000                      F-3

Condensed Consolidated Statements of Cash Flows for the
Three-months ended March 31, 2001 and 2000                      F-4

Notes to Condensed Consolidated Financial Statements            F-6

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                    March 31,     December 31,
                                                      2001           2000
                                                   ----------     ------------

Real estate under development                      $1,981,975     $1,971,512
Cash                                                   58,764            223
Office equipment, less accumulated depreciation         3,521          3,796
Other assets                                           18,500          8,500
                                                   ----------     ------------

      TOTAL ASSETS                                 $2,062,760     $1,984,031
                                                   ==========     ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interest                                   $  128,124     $  110,002
Accounts payable and accrued expenses                 177,831        153,449
Notes payable                                         977,127        924,627
                                                   ----------      -----------

      TOTAL LIABILITIES                             1,283,082      1,188,078
                                                   ----------      -----------

REDEEMABLE PREFERRED STOCK
    Redeemable Preferred stock - no par value;
     Authorized 75,000,000 shares; issued and
     outstanding 124,259 shares in 2001 and
     124,259 shares in 2000                           428,278        428,278

STOCKHOLDERS' EQUITY
    Common stock $.001 par value; authorized
     100,000,000 shares; issued and outstanding
     4,118,798 shares in 2001 and 4,091,465
     shares in 2000                                     4,091

Additional paid-in capital                          3,836,092      3,733,668

Deficit accumulated in the development stage       (3,488,859)    (3,370,084)
                                                   -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY                      351,400        367,675
                                                   -----------    -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                            $2,062,760     $1,984,031
                                                   ==========     ===========




  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Three-months  Three-months   March 5, 1996
                                       ended          ended     (inception) to
                                        2001           2000     March 31, 2001
                                    ------------  ------------  --------------
REVENUE
    Real estate sales commissions  $               $   3,000      $   107,846
    Rent-land                              -               -            4,500
    Sale of land                       2,325               -           42,325
                                    ------------   -----------   -------------
      TOTAL REVENUE                    2,325           3,000          154,671
                                    ------------   -----------   -------------

    Cost of sales                          -               -           25,000
                                    ------------   -----------   -------------
      GROSS MARGIN                     2,325           3,000          129,671
                                    ------------   -----------   -------------

OPERATING EXPENSES
    Abandoned projects                     -               -           27,184
    Advertising and promotion            186             459           15,712
    Commissions                            -           3,130           86,889
    Consulting                             -           2,320          186,641
    Legal and Accounting              18,957           6,607          343,344
    Office expenses                    7,099           6,921          147,544
    Miscellaneous                      1,780           2,008           32,994
    Taxes                              2,946           6,398           79,795
    Travel & entertainment             4,354           4,811           97,714
    Salaries and Wages                57,075          63,450          917,642
    Insurance                          4,228           4,605           52,659
    Auto                               7,200           7,261          102,136
    Depreciation                         275             275            2,933
    Other compensation                     -               -        1,390,464
                                    ------------   -----------   --------------

      TOTAL OPERATING EXPENSES       104,100         108,245        3,483,651
                                    ------------   -----------   --------------

      NET LOSS FROM OPERATIONS      (101,775)       (105,245)      (3,353,980)
                                    ------------   -----------   --------------

OTHER INCOME AND (EXPENSE)
    Interest income                      198             636           13,059
    Interest expense                 (17,198)         (9,974)        (147,938)
                                    ------------   -----------   --------------

      TOTAL OTHER INCOME
          AND (EXPENSE)              (17,000)         (9,338)        (134,879)
                                    ------------   -----------   --------------

NET LOSS                           $(118,775)      $(114,583)     $(3,488,859)
                                   ============    ===========    =============

BASIC AND DILUTED LOSS PER SHARE        $(.03)         $(.03)
                                        =======        =======

WEIGHTED AVERAGE COMMON SHARES --
    BASIC AND DILUTED               4,118,798      4,058,774


  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                    Three-months  Three-months    March 5, 1996
                                       ended          ended       (inception) to
                                   March 31,2001  March 31, 2000  March 31, 2001
                                   -------------  --------------  --------------

OPERATING ACTIVITIES

Net loss                            $  (118,775)    $  (114,583)   $(3,488,859)
Adjustments to reconcile net
 loss to net cash used in
 operating activities:
    Changes in operating assets
      and liabilities
       Accounts receivable                    -             220              -
              Accounts payable and
         accrued expenses                32,318          20,056        207,423
    Depreciation                            275             275          2,932
    Gain on sale of assets                    -               -        (16,000)
    Stock option compensation                 -               -      1,390,464
    Stock issued for services                 -               -        231,578
    Interest on preferred stock          10,186               -         99,832
                                     -----------     -----------    -----------

Net cash used in operating
     activities                         (75,996)        (94,032)    (1,572,630)
                                     ------------    ------------   -----------

INVESTING ACTIVITIES

Sale of land                                  -               -         40,000
Real estate development                 (10,463)        (29,203)    (1,219,565)
Purchase of equipment                         -               -         (6,454)
                                     ------------    ------------   -----------

Net cash used in investing
     activities                         (10,463)        (29,203)    (1,186,019)
                                     ------------    ------------   -----------

FINANCING ACTIVITIES

Principle payments on notes payable           -               -       (506,694)
Proceeds from notes payable              52,500         112,500        813,821
Proceeds from sale of redeemable
     preferred stock                                     37,500        403,278
Proceeds from sale of common stock      102,500                      2,125,508
Debt issuance costs                     (10,000)                       (18,500)
                                     ------------    ------------   -----------
Net cash provided in financing
     activities                         145,000         150,000      2,817,413
                                     ------------    ------------   -----------

Increase in cash                         58,541          26,765         58,764

Cash at beginning of period                 223          15,714
                                     ------------   -------------  ------------
Cash at end of period               $    58,764     $    42,479    $    58,764
                                     ============   =============  ============



  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED

                      CONDENSED CONSOLIDATED STATEMENTS
                          OF CASH FLOWS (CONTINUED)


                                    Three-months  Three-months    March 5, 1996
                                       ended          ended       (inception) to
                                   March 31,2001  March 31, 2000  March 31, 2001
                                   -------------  --------------  --------------

SUPPLEMENTAL DISCLOSURES

Cash paid during the
period for Interest                 $    13,000     $         0    $   291,474


Non-cash investing activities -
   Acquisition of land with
   issuance of note payable                   -               -    $   725,000

Reacquisition of land with issuance
  of 10,538 shares of common stock
  valued at $3.75 per share                                   -         39,514

Conversion of $31,200 of obligation
  under a note payable for 8,320
  shares of common stock at $3.75
  per share                                                   -         31,200

Conversion of $25,000 of obligation
  under a note payable for 6,667
  shares of preferred stock valued
  at $3.75 per share                                                    25,000



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

B.  Basis of  Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 2001 and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Company's annual report on form 10-KSB, as amended, for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

    The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expense for the period being reported. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2001 or future annual periods.

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

Interest related to preferred stock in the amounts of $10,186, and $6,623 for the three-month periods ended March 31, 2001, and 2000, respectively has been recognized as interest expense in the accompanying condensed consolidated statements of operations.


NOTE 3 - LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share since options to purchase 900,000 potential shares of common stock for the three month periods ended March 31, 2001, and 2000, are not included in the computation of diluted loss per share as their effect would have been anti-dilutive.


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

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


NOTE 5 - REAL ESTATE

Total capitalized costs and related changes in the cost of developed property are as follows:

                                                Shupe-      Powder
                                   OlymPeak    Williams    Mountain
                                   Estates      Plaza        Land       Total
                                   --------    --------    ---------   -------

Balance at December 31, 1999      $1,455,503   $380,493   $  135,516  $1,971,512

 Development costs capitalized        21,463    (11,000)           -      10,463
                                  ----------   ---------  ----------  ----------

Balance at March 31, 2000         $1,476,966   $369,493   $  135,516  $1,981,975
                                  ==========   =========  ==========  ==========


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

A SUMMARY OF THE Company's stock option activity and related information for the three-months ended March 31, 2001 is as follows. All options outstanding as of March 31, 2001 are exercisable. The weighted-average remaining contractual life for all options outstanding as of March 31, 2001 is 3.3 years.

                                                            Weighted-average
                                       Number of Shares      exercise price
                                       ----------------      --------------

Outstanding at beginning of period         905,877             $    1.44

Granted                                    400,000             $    3.50

Cancelled                                  405,877             $    0.13

Outstanding at end of period               900,000             $    2.94

The exercise price for the options granted during the three-months ended March 31, 2001 exceeded the estimated fair market value of the stock. Accordingly, no compensation cost has been recognized for the period. Furthermore, due to the large difference between the strike price of the options and the estimated fair value of the stock, using the "minimum-value" approach prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), no par value was attributed to the options granted during the period, and pro-forma disclosures of net loss and net loss per share are not applicable.

NOTE 8 - NOTES PAYABLE

In March 2001, the Company borrowed $27,500 from a stockholder and $25,000 from a non-related party. The notes bear interest at 10% and are unsecured.

ITEM 2.	Management Discussion and Analysis of Financial Condition
and Results of Operations.

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

RESULTS OF OPERATIONS

Revenues

The Company is primarily engaged in developing two real estate developments, OlymPeak Estates and the Shupe-Williams Building. No sales have been realized from either project as the Company is in the process of obtaining the necessary permits and funding to develop the projects. As of March 31, 2001, the Company had expended $498,141 (in addition to the original land purchase for $978,825) on OlymPeak Estates and $369,493 on the Shupe-Williams Building for preliminary construction costs. All costs have been capitalized. Prospective buyers have and are continuing to reserve lots and condo units, but no sales can be finalized until the projects are sufficiently complete. The Company has several real estate agents engaged in brokering other real estate parcels. This has generated revenues of $0 in the current quarter and $3,000 for the three-months ended March 31, 2000.

Operating Expenses

For the quarter ending March 31, 2001, operating expenses decreased 4% as compared to the same period from the previous year. Total operating expenses were $104,100 and $108,245 for the quarters ending March 31, 2001 and 2000. Accounting and legal fees increased $12,350425 or 287% due to the Company's efforts to register with the Securities and Exchange Commission. Management feels that operating expenses will remain at this current level.

Operating Loss

The Company reported an operating loss of $101,775 for the first quarter of 2001, compared with an operating loss of $105,245 for the prior year's first quarter. This was a decrease of 3%. The largest expenses is salaries $57,075. The Company will more than likely continue to show an operating loss until sales commence on the OlymPeak and Shupe-Williams projects.

Other Income (Expenses)

For the quarters ending March 31, 2001 and 2000, the Company reported interest expense of $17,198 and $9,974 related to redeemable preferred stock and short term notes. Additionally, the Company has capitalized $13,919 and $14,317 of interest in each of the quarters ending March 31, 2001 and 2000, on the OlymPeak land purchase note.

Income Taxes

Although the Company has incurred operating losses during the three-month period ended March 31, 2000, no income tax benefit has been recognized. The Company continues to be in the development stage, and although it has certain real estate projects under various degrees of development, the Company has a limited operating history. Currently, there is not adequate assurance the Company will be able to generate sufficient future profits necessary to realize income tax benefits from losses incurred through March 31, 2001.

Liquidity and Financial Resources

The Company had negative working capital of ($247,191) at March 31, 2001. It has invested $1,981,975 in real estate projects. Stockholders have invested $4,268,537 in the Company as of March 31, 2001 with $102,500 being invested during the three months ended March 31, 2001. The Company is working on obtaining financing to complete construction on the two projects in progress. Current estimates are that the OlymPeak Estates project will require $1,000,000 to complete and Shupe-Williams $4,500,00. Management feels it will be able to obtain the financing needed to complete the construction and also fund ongoing operations either through additional stock transactions or loans. However, no loan commitments have been made and there can be no assurance that such funds will be raised in sufficient amounts to meet the cash requirements of the Company.

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


Marina Capital, Inc.
 (Registrant)

/s/Larry R. Walker
----------------------
Larry R. Walker
Chief Executive Officer



Date:	May 4, 2001

??