Form 10QSB/A
period 2001-03-31
MARINA CAPITAL INC
filed 2001-05-17
CIK 1027983

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

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    INDEX

                                                                Page


Condensed Consolidated Balance Sheets as of
March 31, 2001 and December 31, 2000                            F-1

Condensed Consolidated Statements of Operations for the
three-months ended March 31, 2001 and 2000                      F-2

Condensed Consolidated Statements of Cash Flows for the
Three-months ended March 31, 2001 and 2000                   F-3 to F-4

Notes to Condensed Consolidated Financial Statements            F-5

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                    March 31,     December 31,
                                                      2001           2000
                                                   ----------     ------------

Real estate under development                      $1,981,975     $1,971,512
Cash                                                   58,764            223
Office equipment, less accumulated depreciation         3,521          3,796
Other assets                                           18,500          8,500
                                                   ----------     ------------

      TOTAL ASSETS                                 $2,062,760     $1,984,031
                                                   ==========     ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interest                                   $  128,124     $  110,002
Accounts payable and accrued expenses                 177,831        153,449
Notes payable                                         977,127        924,627
                                                   ----------      -----------

      TOTAL LIABILITIES                             1,283,082      1,188,078
                                                   ----------      -----------

REDEEMABLE PREFERRED STOCK
    Redeemable Preferred stock - no par value;
     Authorized 75,000,000 shares; issued and
     outstanding 124,259 shares in 2001 and
     124,259 shares in 2000                           428,278        428,278

STOCKHOLDERS' EQUITY
    Common stock $.001 par value; authorized
     100,000,000 shares; issued and outstanding
     4,118,798 shares in 2001 and 4,091,465
     shares in 2000                                     4,167          4,091

Additional paid-in capital                          3,836,092      3,733,668

Deficit accumulated in the development stage       (3,488,859)    (3,370,084)
                                                   -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY                      351,400        367,675
                                                   -----------    -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                            $2,062,760     $1,984,031
                                                   ==========     ===========




  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Three-months  Three-months   March 5, 1996
                                       ended          ended     (inception) to
                                        2001           2000     March 31, 2001
                                    ------------  ------------  --------------
REVENUE
    Real estate sales commissions  $       -       $   3,000      $   107,846
    Rent-land                              -               -            4,500
    Sale of land                       2,325               -           42,325
                                    ------------   -----------   -------------
      TOTAL REVENUE                    2,325           3,000          154,671
                                    ------------   -----------   -------------

    Cost of sales                          -               -           25,000
                                    ------------   -----------   -------------
      GROSS MARGIN                     2,325           3,000          129,671
                                    ------------   -----------   -------------

OPERATING EXPENSES
    Abandoned projects                     -               -           27,184
    Advertising and promotion            186             459           15,712
    Commissions                            -           3,130           86,889
    Consulting                             -           2,320          186,641
    Legal and Accounting              18,957           6,607          343,344
    Office expenses                    7,099           6,921          147,544
    Miscellaneous                      1,780           2,008           32,994
    Taxes                              2,946           6,398           79,795
    Travel & entertainment             4,354           4,811           97,714
    Salaries and Wages                57,075          63,450          917,642
    Insurance                          4,228           4,605           52,659
    Auto                               7,200           7,261          102,136
    Depreciation                         275             275            2,933
    Other compensation                     -               -        1,390,464
                                    ------------   -----------   --------------

      TOTAL OPERATING EXPENSES       104,100         108,245        3,483,651
                                    ------------   -----------   --------------

      NET LOSS FROM OPERATIONS      (101,775)       (105,245)      (3,353,980)
                                    ------------   -----------   --------------

OTHER INCOME AND (EXPENSE)
    Interest income                      198             636           13,059
    Interest expense                 (17,198)         (9,974)        (147,938)
                                    ------------   -----------   --------------

      TOTAL OTHER INCOME
          AND (EXPENSE)              (17,000)         (9,338)        (134,879)
                                    ------------   -----------   --------------

NET LOSS                           $(118,775)      $(114,583)     $(3,488,859)
                                   ============    ===========    =============

BASIC AND DILUTED LOSS PER SHARE        $(.03)         $(.03)
                                        =======        =======

WEIGHTED AVERAGE COMMON SHARES --
    BASIC AND DILUTED               4,118,798      4,058,774


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

B.  Basis of  Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 2001 and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Company's annual report on form 10-KSB, for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

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

NOTE 5 - REAL ESTATE

Total capitalized costs and related changes in the cost of developed property are as follows:

                                               Shupe-      Powder
                                  OlymPeak    Williams    Mountain
                                  Estates      Plaza        Land       Total
                                  --------    --------    ---------   -------

Balance at December 31, 2000     $1,455,503   $380,493   $  135,516  $1,971,512

Insurance damage claim                    -    (12,286)           -     (12,286)

 Development costs capitalized       21,463      1,286            -      22,749
                                 ----------   ---------  ----------  ----------

Balance at March 31, 2001        $1,476,966   $369,493   $  135,516  $1,981,975
                                 ==========   =========  ==========  ==========

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

Effective March 14, 2000, the Company, granted to officers of the Company, options to acquire 400,000 shares of the Company's common stock at the price of $3.50 per share. The options to acquire the common stock terminates in conjunction with the termination of the officers' employment agreements on October 31, 2003.

There were no options granted or exercised during the three months ended March 31, 2001.


NOTE 7 - NOTES PAYABLE

In March of 2001, the Company borrowed $27,500 from a stockholder and $25,000 from a non-related party. The notes bear interest at 10% and are unsecured.

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

RESULTS OF OPERATIONS

Revenues

The Company is primarily engaged in developing two real estate developments, OlymPeak Estates and the Shupe-Williams Building. No sales have been realized from either project as the Company is in the process of obtaining the necessary permits and funding to develop the projects. As of March 31, 2001, the Company had expended $498,141 (in addition to the original land purchase for $978,825) on OlymPeak Estates and $369,493 on the Shupe-Williams Building for preliminary construction costs. All costs have been capitalized. Prospective buyers have and are continuing to reserve lots and condo units, but no sales can be finalized until the projects are sufficiently complete. The Company generated $3,000 in commission revenues from brokered real estate commissions during the three-months ended March 31, 2000.

Operating Expenses

For the quarter ending March 31, 2001, operating expenses decreased 4% as compared to the same period from the previous year. Total operating expenses were $104,100 and $108,245 for the quarters ending March 31, 2001 and 2000.
The largest expense was salaries and wages, which decreased $6,375 due to a reduction in secretarial salaries. Accounting and legal fees increased $12,350 or 187% due to the Company's efforts to register with the Securities and Exchange Commission. The increase in accounting and legal fees was offset by decreases in commissions, consulting and taxes. Management feels that operating expenses will remain at this current level for the remainder of fiscal year 2001.

Operating Loss

The Company reported an operating loss of $101,775 for the first quarter of 2001, compared with an operating loss of $105,245 for the prior year's first quarter. This decrease of 3% is due to the decrease in operating expense as described above. The Company will more than likely continue to show an operating loss until sales commence on the OlymPeak and Shupe-Williams projects.

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

The Company is working on obtaining financing to complete construction on the two projects in progress. The Company estimates that the OlymPeak Estates project will require approximately $1,500,000 to $2,000,000 in the construction of roads and a water and sewer system, which are necessary to complete the project. The Shupe-Williams project will require approximately $4,500,000 to complete the renovation. Management feels it will be able to obtain the financing needed to complete the construction and also fund ongoing operations either through additional stock transactions or loans. However, no loan commitments have been made and there can be no assurance that such funds will be raised in sufficient amounts to meet the cash requirements of the Company.

                         PART II -- OTHER INFORMATION

ITEM 1.	Legal Proceedings.

	The Company has no legal proceedings in effect.

ITEM 2.	Changes in Securities and Use of Proceeds.

        The Company has sold 27,333 shares of its $.001 par value common stock in transactions exempt by reason of Section 4(2) of the Securities Act of 1933, as amended, at $3.75 per share, for a total of $102,500 during the quarter ending March 31, 2001.

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


Marina Capital, Inc.
 (Registrant)

/s/Larry R. Walker
----------------------
Larry R. Walker
Chief Executive Officer



Date:	May 16, 2001