Form 10QSB
period 2001-06-30
MARINA CAPITAL INC
filed 2001-08-20
CIK 1027983

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

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

                         Outstanding at June 30, 2001
                         -----------------------------
                                    4,141,298
                         $.001 par value common stock

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

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    INDEX

                                                                Page


Condensed Consolidated Balance Sheets as of                     F-1

Condensed Consolidated Statements of Operations for the
three-months ended June 30, 2001 and 2000                       F-2

Condensed Consolidated Statements of Operations for the
six-months ended June 30, 2001 and 2000                         F-3

Condensed Consolidated Statements of Cash Flows for the
six-months ended June 30, 2001 and 2000                         F-4

Notes to Condensed Consolidated Financial Statements            F-6

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                    June 30,     December 31,
                                                      2001           2000
                                                   ----------     ------------

Real estate under development                      $2,027,706     $1,971,512
Cash                                                   17,689            223
Office equipment, less accumulated depreciation         3,247          3,796
Other assets                                           20,400          8,500
                                                   ----------     ------------

      TOTAL ASSETS                                 $2,069,042     $1,984,031
                                                   ==========     ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interest                                   $  154,769     $  110,002
Accounts payable and accrued expenses                 220,626        153,449
Notes payable                                         976,877        924,627
                                                   ----------      -----------

      TOTAL LIABILITIES                             1,352,272      1,188,078
                                                   ----------      -----------

REDEEMABLE PREFERRED STOCK
    Redeemable Preferred stock - no par value;
     Authorized 75,000,000 shares; issued and
     outstanding 142,141 shares in 2001 and
     124,259 shares in 2000                           504,278        428,278

STOCKHOLDERS' EQUITY
    Common stock $.001 par value; authorized
     100,000,000 shares; issued and outstanding
     4,141,298 shares in 2001 and 4,091,465
     shares in 2000                                     4,141          4,091

Additional paid-in capital                          3,920,494      3,733,668

Deficit accumulated in the development stage       (3,712,143)    (3,370,084)
                                                   -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY                      212,492        367,675
                                                   -----------    -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                            $2,069,042     $1,984,031
                                                   ==========     ===========

  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Three-months   Three-months   March 5, 1996
                                       ended          ended      (inception) to
                                   June 30, 2001  June 30, 2000   June 30, 2001
                                    ------------   ------------  --------------
REVENUE
    Real estate sales commissions  $       -       $       -      $   107,846
    Rent-land                              -               -            4,500
    Sale of land                           -               -           42,325
                                    ------------   -----------   -------------
      TOTAL REVENUE                        -               -          154,671
                                    ------------   -----------   -------------

    Cost of sales                          -               -           25,000
                                    ------------   -----------   -------------
      GROSS MARGIN                         -               -          129,671
                                    ------------   -----------   -------------

OPERATING EXPENSES
    Abandoned projects                     -               -           27,184
    Advertising and promotion            109               -           15,821
    Commissions                            -               -           86,889
    Consulting                        98,731               -          276,372
    Legal and Accounting              28,810           8,828          372,154
    Office expenses                    7,764           5,684          155,108
    Miscellaneous                      2,129             513           35,323
    Taxes                              1,295           4,908           81,090
    Travel & entertainment             2,998           6,468          100,711
    Salaries and Wages                59,470          63,998          977,112
    Insurance                          5,781           4,519           58,441
    Auto                               7,200           7,200          109,336
    Depreciation                         275             275            3,208
    Other compensation                     -               -        1,390,464
                                    ------------   -----------   --------------

      TOTAL OPERATING EXPENSES       205,562         102,393        3,689,213
                                    ------------   -----------   --------------

      NET LOSS FROM OPERATIONS      (205,562)       (102,393)      (3,559,542)
                                    ------------   -----------   --------------

OTHER INCOME AND (EXPENSE)
    Interest income                      202             237           13,260
    Interest expense                 (17,923)        (11,098)        (165,861)
                                    ------------   -----------   --------------

      TOTAL OTHER INCOME
          AND (EXPENSE)              (17,721)        (10,861)        (152,601)
                                    ------------   -----------   --------------

NET LOSS                           $(223,283)      $(113,254)     $(3,712,143)
                                   ============    ===========    =============

BASIC AND DILUTED LOSS PER SHARE        $(.05)         $(.03)
                                        =======        =======

WEIGHTED AVERAGE COMMON SHARES --
    BASIC AND DILUTED               4,141,298      4,062,934

  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Six-months       Six-months
                                                 ended            ended
                                             June 30, 2001    June 30, 2000
                                             -------------   -----------------
REVENUE
    Real estate sales commissions             $       -       $      3,000
    Sale of land                                  2,325                  -
                                              ---------       ------------
      TOTAL REVENUE                               2,325              3,000
                                              ---------       ------------

OPERATING EXPENSES
    Abandoned projects                                -                  -
    Advertising and promotion                       295                459
    Commissions                                       -              3,131
    Consulting                                   89,731              2,320
    Legal and Accounting                         47,767             15,435
    Office expenses                              14,663             12,500
    Miscellaneous                                 4,109              2,624
    Taxes                                         4,241             11,306
    Travel & entertainment                        7,351             11,279
    Salaries and Wages                          116,545            127,448
    Insurance                                    10,010              9,124
    Auto                                         14,400             14,461
    Depreciation                                    550                551
                                              ---------       ------------

      TOTAL OPERATING EXPENSES                  309,662            210,638
                                              ---------       ------------

NET LOSS FROM OPERATIONS                       (307,337)          (207,638)
                                              ---------       ------------

OTHER INCOME AND (EXPENSE)
    Interest income                                 399                874
    Interest expense                            (35,121)           (21,072)
                                              ---------       ------------

      TOTAL OTHER INCOME AND (EXPENSE)          (34,722)           (20,198)
                                              ---------       ------------

NET LOSS                                    $  (342,059)       $  (227,836)

BASIC AND DILUTED LOSS PER SHARE                  $(.08)             $(.06)

WEIGHTED AVERAGE COMMON SHARES --
    BASIC AND DILUTED                         4,130,048          4,062,934

The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     Six-months    Six-months     March 5, 1996
                                       ended          ended       (inception) to
                                    June 30,2001  June 30, 2000   June 30, 2001
                                   -------------  --------------  --------------

OPERATING ACTIVITIES

Net loss                            $  (342,059)    $  (227,836)   $(3,712,143)
Adjustments to reconcile net
 loss to net cash used in
 operating activities:
    Changes in operating assets
     and liabilities
       Accounts receivable                    -             220              -
       Accounts payable and
         accrued expenses                91,573          40,986        266,678
    Depreciation                            550             551          3,207
    Gain on sale of assets                    -               -        (16,000)
    Stock option compensation                 -               -      1,390,464
    Stock issued for services            84,376               -        315,954
    Interest on preferred stock          20,370               -        110,016
                                     -----------     -----------    -----------

Net cash used in operating
     activities                        (145,190)       (186,079)    (1,641,824)
                                     ------------    ------------   -----------

INVESTING ACTIVITIES

Sale of land                              2,325               -         40,000
Real estate development                 (58,519)        (47,124)    (1,265,296)
Purchase of equipment                         -               -         (6,454)
                                     ------------    ------------   -----------

Net cash used in investing
     activities                         (56,194)        (47,124)    (1,231,750)
                                     ------------    ------------   -----------

FINANCING ACTIVITIES

Principle payments on notes payable     (16,500)              -       (506,694)
Proceeds from notes payable              68,750          75,000        813,571
Proceeds from sale of redeemable
     preferred stock                     76,000         150,000        479,278
Proceeds from sale of common stock      102,500          31,200      2,125,508
Debt issuance costs                     (11,900)         (8,500)       (20,400)
                                     ------------    ------------   -----------
Net cash provided in financing
     activities                         218,850         247,700      2,891,263
                                     ------------    ------------   -----------

Increase in cash                         17,466          14,497         17,689

Cash at beginning of period                 223          15,714              -
                                     ------------   -------------  ------------
Cash at end of period               $    17,689     $    30,211    $    17,689
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

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED

                      CONDENSED CONSOLIDATED STATEMENTS
                          OF CASH FLOWS (CONTINUED)


                                     Six-months     Six-months    March 5, 1996
                                       ended          ended       (inception) to
                                   June 30, 2001   June 30, 2000  June 30, 2001
                                   -------------  --------------  --------------

SUPPLEMENTAL DISCLOSURES
------------------------

Cash paid during the
period for Interest                 $    18,197     $    6,688      $   296,671


Non-cash investing activities -
   Acquisition of land with
   issuance of note payable                   -              -      $   725,000

Reacquisition of land with issuance
  of 10,538 shares of common stock
  valued at $3.75 per share                   -               -         39,514

Conversion of $31,200 of obligation
  under a note payable for 8,320
  shares of common stock at $3.75
  per share                                   -               -         31,200

Conversion of $25,000 of obligation
  under a note payable for 6,667
  shares of preferred stock valued
  at $3.75 per share                          -               -         25,000

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

B.  Basis of  Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of June 30, 2001 and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Company's annual report on form 10-KSB, for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

    The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expense for the period being reported. Actual results could differ from those estimates. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2001 or future annual periods.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (CONTINUED)


NOTE 2 - REDEEMABLE PREFERRED STOCK

The Company has issued 142,141 shares of redeemable preferred stock at a price of $2.50 to $4.25 per share. The redeemable preferred stock bears interest at 7 to 12 percent per annum which is payable in cash or additional preferred stock of the Company, at the option of the holder.

Interest related to preferred stock in the amounts of $20,370, and $13,246 for the six-month periods ended June 30, 2001, and 2000, respectively has been recognized as interest expense in the accompanying condensed consolidated statements of operations.

NOTE 3 - LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share since options to purchase 900,000 potential shares of common stock for the six-month periods ended June 30, 2001, and 2000, are not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

NOTE 4 - CONTINGENT LIABILITIES

Ogden City Corporation and the Ogden City Redevelopment Agency (the City) each hold a $125,000 trust deed note for a total of [$250,000] on the Shupe-Williams Building and adjacent lot. Said notes will be deemed satisfied upon sufficient completion of the project as specified in the purchase agreement. The Company is also subject to restrictions on transfer of the building. Management has not reported this obligation as either an asset or a liability in the financial statements due to its contingent nature. Management believes the obligation will never be paid as it will be satisfied on completion of the project or canceled if the building is returned to the City.

NOTE 5 - REAL ESTATE

Total capitalized costs and related changes in the cost of developed property are as follows:

                                              Shupe-       Powder
                                 OlymPeak    Williams     Mountain
                                  Estates     Plaza         Land       Total
                                  -------    --------      -------     -----

Balance at December 31, 2000    $1,455,503   $380,493   $  135,516   $1,971,512

Insurance Damage Claim                        (12,286)                  (12,286)

Development costs capitalized       67,063      1,417                    68,480
                                 ---------   --------   ----------   ----------

Balance at June 30, 2001        $1,522,566   $369,624   $  135,516   $2,027,706
                                ==========   ========   ==========   ==========

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 - STOCK OPTION AGREEMENTS

There were no options granted or exercised during the 6 months ended June 30, 2001.


NOTE 7 - NOTES PAYABLE

During the three-months ended June 30, 2001, the Company borrowed $16,250 from individuals on short-term notes that bear interest at 10%. $16,500 was repaid to related stockholders.

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

RESULTS OF OPERATIONS

Revenues

The Company is primarily engaged in developing two real estate developments, OlymPeak Estates and the Shupe-Williams Building. No sales have been realized from either project as the Company is in the process of obtaining the necessary permits and funding to develop the projects. As of June 30, 2001, the Company had expended $543,741 (in addition to the original land purchase for $978,825) on OlymPeak Estates and $369,624 on the Shupe-Williams Building for preliminary construction costs. All costs have been capitalized. Prospective buyers have and are continuing to reserve lots and condo units, but no sales can be finalized until the projects are sufficiently complete. The Company has real estate agents engaged in brokering other real estate parcels. However, no commissions were generated in the quarters ended June 30, 2001 and 2000.
Amounts of $-0- and $3,000 were earned for the six-months ended June 30, 2001 and 2000. In the first quarter of 2001, the Company sold a small parcel of land from the Shupe-Williams project to the City for $2,325 for sidewalk improvements.

Operating Expenses

For the quarter ending June 30, 2001, operating expenses increased 101% as compared to the same period from the previous year. Total operating expenses were $205,562 and $102,393 for the quarters ending June 30, 2001 and 2000. Consulting fees increased by $84,375 during the current quarter as a result of inducements to serve as Directors on the Board of Directors or as Members of Marina's Advisory Board. Such consulting fees were funded by issuing 22,500 shares of common stock to 11 individuals at $3.75 per share for various services rendered to the Company. Legal and Accounting fees increased in the current quarter by $19,982 for costs associated with SEC registrations and a 506 stock offering. Management feels that most operating expenses will remain near the prior year levels.

For the six months ended June 30, 2001, operating expenses increased 47% of $99,024 for the reasons mentioned above.

Operating Loss

The Company reported an operating loss of $205,562 for the second quarter of 2001, compared with an operating loss of $102,393 for the prior year's second quarter. This was an increase of 101%. On a year-to-date basis, the Company reported an operating loss increase of 48% or $307,377 in 2001, compared with an operating loss of $207,638 for the first six months of 2000. The increases in the losses in the three-months and six-months between 2001 and 2000 were attributable to the consulting fees incurred during the second quarter of 2001. The largest expenses are salaries, $116,545, consulting, $89,731, and legal and accounting, $47,767. The Company will more than likely continue to show an operating loss until sales commence on the OlymPeak and Shupe-Williams projects.

Other Income (Expenses)

For the quarters ending June 30, 2001 and 2000, the Company reported interest expense of $17,923 and $11,098, respectively related to redeemable preferred stock and short term notes. Additionally, the Company has capitalized $13,918 interest each quarter on the OlymPeak land purchase note. Year-to-date interest expense for the six-months ended June 30, 2001 and 2000 was $35,121 and $21,072.

Income Taxes

Although the Company has incurred operating losses during the six-month and three-month periods ended June 30, 2001, no income tax benefit has been recognized. The Company continues to be in the development stage, and although it has certain real estate projects under various degrees of development, the Company has a limited operating history. Currently, there is not adequate assurance the Company will be able to generate sufficient future profits necessary to realize income tax benefits from losses incurred through June 30, 2001.

Liquidity and Financial Resources

The Company had negative working capital of ($1,334,584) at June 30, 2001. It has invested $2,027,706 in real estate projects and has short-term debt of $976,877 and no long-term debt. Stockholders have invested $4,428,913 in the Company as of June 30, 2001 with $76,000 being invested during the three months ended June 30, 2001. The Company is working on obtaining financing to complete construction on the two projects in progress. Current estimates are that the OlymPeak Estates project will require $1,000,000 to complete and Shupe-Williams $4,500,000. Management feels it will be able to obtain the financing needed to complete the construction and also fund ongoing operations either through additional stock transactions or loans. However, no loan commitments have been made and there can be no assurance that such funds will be raised in sufficient amounts to meet the cash requirements of the Company.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         The Company held an Annual Meeting of Shareholders' on June 23, 2001 whereby the following matters by Proxy were presented to and voted on by the Company's Shareholders.

         Re-elected as the Company's Directors were: Larry R. Walker, Richard V. Murray, Russell C. Maughan, William J. Tabar, Glen J. Mecham, Edward S. Sweeny and Morton Miller. Elected as new Directors of the Board were:
         Charles A. Priest and Thomas J. Lyons. All of the Directors received 3,534,679 shares voted in favor of their appointment.

         There were no votes against and there were 5,733 shares cast to withhold a vote for any of the elected Directors. Each Director will serve in such capacity for the following year.

         The following were elected to the Company's Advisory Board: Gene Harter (votes for: 3,534,679, no votes against and 5,733 abstentions), Dennis L. Walton (votes for: 3,534,679, no votes against and 5,733 abstentions) and Roderick Oringer (votes for: 3,534,679, no votes against and 5,733 abstentions). Each Advisor will serve in such capacity for the following year.

         The Shareholders voted to retain Carver Hovey & Co. as the Company's independent CPA by a vote of 3,550,430 for and there were no votes against or any abstentions.

         The Shareholders voted to authorize the Company to compensate outside Directors by a vote of 3,534,679 for, no votes against and 5,733 abstentions.

         The Shareholders voted to authorize the Company to compensate Members of the Board of Advisors by a vote of 3,534,679 for, 5,733 votes against and no abstentions.

         The Shareholders voted to authorize the Directors and officers of the Company to seek funding to promote and expand its operations by a vote of 3,529,322 for, 11,108 against and no abstentions.

ITEM 5.  Other Information.

         None.


ITEM 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

         There are no Exhibits to be filed with this report.

         (b)  Form 8-K

         The Company on April 16, 2001, filed a Form 8-K regarding ITEM 4 - Changes in the Company's Certifying Accountant. At an Annual Meeting of Shareholders' held on June 23, 2001, the shareholders approved the engagement of Carver Hovey & Co. as the Company's independent auditor.


                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Marina Capital, Inc.
 (Registrant)


/s/Larry R. Walker
_______________________
Larry R. Walker
Chief Executive Officer



Date:   August 20, 2001