Form 10QSB
period 2001-09-30
MARINA CAPITAL INC
filed 2001-11-07
CIK 1027983

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

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

                       Outstanding at September 30, 2001
                       ---------------------------------
                                    4,144,965
                         $.001 par value common stock

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

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    INDEX

                                                                Page


Condensed Consolidated Balance Sheets                           F-1

Condensed Consolidated Statements of Operations for the
three-months ended September 30, 2001 and 2000                  F-2

Condensed Consolidated Statements of Operations for the
nine-months ended September 30, 2001 and 2000                   F-3

Condensed Consolidated Statements of Cash Flows for the
nine-months ended September 30, 2001 and 2000                   F-4
                                                                to
                                                                F-5

Notes to Condensed Consolidated Financial Statements            F-6

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                  Septembr 30,    December 31,
                                                      2001           2000
                                                   ----------     ------------

Real estate under development                      $2,045,406     $1,971,512
Cash                                                    8,346            223
Office equipment, less accumulated depreciation         2,972          3,796
Other assets                                           22,900          8,500
                                                   ----------     ------------

      TOTAL ASSETS                                 $2,079,624     $1,984,031
                                                   ==========     ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interest                                   $  189,079     $  110,002
Accounts payable and accrued expenses                 286,470        153,449
Notes payable                                         976,877        924,627
                                                   ----------      -----------

      TOTAL LIABILITIES                             1,452,426      1,188,078
                                                   ----------      -----------

REDEEMABLE PREFERRED STOCK
    Redeemable Preferred stock - no par value;
     Authorized 75,000,000 shares; issued and
     outstanding 142,141 shares in 2001 and
     124,259 shares in 2000                           504,278        428,278

STOCKHOLDERS' EQUITY
    Common stock $.001 par value; authorized
     100,000,000 shares; issued and outstanding
     4,144,965 shares in 2001 and 4,091,465
     shares in 2000                                     4,145          4,091

Additional paid-in capital                          3,934,240      3,733,668

Deficit accumulated in the development stage       (3,815,465)    (3,370,084)
                                                   -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY                      122,920        367,675
                                                   -----------    -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                            $2,079,624     $1,984,031
                                                   ==========     ===========

  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Three-months   Three-months   March 5, 1996
                                       ended          ended      (inception) to
                                   Sept 30, 2001  Sept 30, 2000   Sept 30, 2001
                                    ------------   ------------  --------------
REVENUE
    Real estate sales commissions  $     4,920     $    10,540     $   112,766
    Rent-land                                -               -           4,500
    Sale of land                             -               -          42,325
                                    ------------   -----------   -------------
      TOTAL REVENUE                      4,920          10,540         159,591
                                    ------------   -----------   -------------

    Cost of sales                            -               -          25,000
                                    ------------   -----------   -------------
      GROSS MARGIN                           -          10,540         134,591
                                    ------------   -----------   -------------

OPERATING EXPENSES
    Abandoned projects                       -               -          27,184
    Advertising and promotion              317           1,282          16,138
    Commissions                          2,952           6,324          89,841
    Consulting                             150               -         276,522
    Legal and Accounting                 9,912           5,913         377,066
    Office expenses                      5,495           6,332         160,603
    Miscellaneous                        1,828             657          37,151
    Taxes                                    -           5,178          81,090
    Travel & entertainment               3,963           4,205         104,674
    Salaries and Wages                  56,850          66,346       1,033,962
    Insurance                            3,955           3,266          62,396
    Auto                                 7,200           7,200         116,536
    Depreciation                           275             275           3,483
    Other compensation                       -               -       1,390,464
                                    ------------   -----------   --------------

      TOTAL OPERATING EXPENSES          87,897         106,978       3,777,110
                                    ------------   -----------   --------------

      NET LOSS FROM OPERATIONS         (82,977)        (96,438)     (3,642,519)
                                    ------------   -----------   --------------

OTHER INCOME AND (EXPENSE)
    Interest income                         46             160          13,306
    Interest expense                   (20,391)         (9,250)       (186,252)
                                    ------------   -----------   --------------

      TOTAL OTHER INCOME
          AND (EXPENSE)                (20,345)         (9,090)       (172,946)
                                    ------------   -----------   --------------

NET LOSS                           $  (103,322)    $  (105,528)    $(3,815,465)
                                   ============    ===========    =============

BASIC AND DILUTED LOSS PER SHARE         $(.02)          $(.03)
                                        =======        =======

WEIGHTED AVERAGE COMMON SHARES --
    BASIC AND DILUTED                4,144,965       4,080,427

  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Nine-months      Nine-months
                                                 ended            ended
                                             Sept 30, 2001    Sept 30, 2000
                                             -------------   --------------
REVENUE
    Real estate sales commissions            $     4,920       $    13,540
    Sale of land                                   2,325                 -
                                              ----------       ------------
      TOTAL REVENUE                                7,245            13,540
                                              ----------       ------------

OPERATING EXPENSES
    Advertising and promotion                        612             1,741
    Commissions                                    2,952             9,454
    Consulting                                    89,881             2,320
    Legal and Accounting                          52,678            21,348
    Office expenses                               20,159            20,504
    Miscellaneous                                  5,935             1,611
    Taxes                                          4,241            16,484
    Travel & entertainment                        11,315            15,545
    Salaries and Wages                           173,395           193,794
    Insurance                                     13,966            12,390
    Auto                                          21,600            21,600
    Depreciation                                     825               826

      TOTAL OPERATING EXPENSES                   397,559           317,617
                                              ----------       ------------

NET LOSS FROM OPERATIONS                        (390,314)         (304,077)
                                              ----------       ------------

OTHER INCOME AND (EXPENSE)
    Interest income                                  445              1,034
    Interest expense                             (55,512)           (30,322)
                                              ----------       ------------

      TOTAL OTHER INCOME AND (EXPENSE)           (55,067)           (29,288)
                                              ----------       ------------

NET LOSS                                     $  (445,381)       $  (333,365)

BASIC AND DILUTED LOSS PER SHARE                   $(.11)             $(.08)

WEIGHTED AVERAGE COMMON SHARES --
    BASIC AND DILUTED                          4,144,965          4,080,427

The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     Nine-months   Nine-months     March 5, 1996
                                       ended          ended       (inception) to
                                    Sept 30,2001  Sept 30, 2000    Sept 30, 2001
                                   -------------  --------------  --------------

OPERATING ACTIVITIES

Net loss                            $  (445,381)   $  (333,365)    $(3,815,465)
Adjustments to reconcile net
 loss to net cash used in
 operating activities:
    Changes in operating assets
     and liabilities
       Accounts receivable                    -             220              -
       Accounts payable and
         accrued expenses               177,788          74,129        352,893
    Depreciation                            825             826          3,482
    Gain on sale of assets                    -               -        (16,000)
    Stock option compensation                 -               -      1,390,464
    Stock issued for services            84,376               -        315,954
    Interest on preferred stock
         and notes                       34,309               -        123,955
                                     -----------     -----------    -----------

Net cash used in operating
     activities                        (148,083)       (258,190)    (1,644,717)
                                     ------------    ------------   -----------

INVESTING ACTIVITIES

Sale of land                              2,325               -         42,325
Real estate development                 (76,219)        (87,176)    (1,285,321)
Purchase of equipment                         -               -         (6,454)
                                     ------------    ------------   -----------

Net cash used in investing
     activities                         (73,894)        (87,176)    (1,249,450)
                                     ------------    ------------   -----------

FINANCING ACTIVITIES

Principle payments on notes payable     (16,500)              -       (506,694)
Proceeds from notes payable              68,750         127,000        813,571
Proceeds from sale of redeemable
     preferred stock                     76,000         150,000        479,278
Proceeds from sale of common stock      116,250          81,300      2,139,258
Debt issuance costs                     (14,400)         (8,500)       (22,900)
                                     ------------    ------------   -----------
Net cash provided in financing
     activities                         230,100         349,800      2,902,513
                                     ------------    ------------   -----------

Increase in cash                          8,123           4,434          8,346

Cash at beginning of period                 223          15,714              -
                                     ------------   -------------  ------------
Cash at end of period               $     8,346     $    20,148    $     8,346
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

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED

                      CONDENSED CONSOLIDATED STATEMENTS
                          OF CASH FLOWS (CONTINUED)


                                    Nine-months    Nine-months    March 5, 1996
                                       ended          ended       (inception) to
                                   Sept 30, 2001   Sept 30, 2000  Sept 30, 2001
                                   -------------  --------------  --------------

SUPPLEMENTAL DISCLOSURES
------------------------

Cash paid during the
period for Interest                 $    18,197     $    10,288    $   296,671


Non-cash investing activities -
   Acquisition of land with
   issuance of note payable                   -              -     $   725,000

Reacquisition of land with issuance
  of 10,538 shares of common stock
  valued at $3.75 per share                   -               -    $    39,514

Conversion of $31,200 of obligation
  under a note payable for 8,320
  shares of common stock at $3.75
  per share                                   -               -    $    31,200

Conversion of $25,000 of obligation
  under a note payable for 6,667
  shares of preferred stock valued
  at $3.75 per share                          -               -    $    25,000

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

B.  Basis of  Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 2001 and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Company's annual report on Form 10-KSB, for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

    The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expense for the period being reported. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2001 or future annual periods.

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

Interest related to preferred stock in the amounts of $32,455, and $19,869 for the nine-month periods ended September 30, 2001 and 2000, respectively has been recognized as interest expense in the accompanying condensed consolidated statements of operations.


NOTE 3 - LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period.
Diluted loss per share is the same as basic loss per share since options to purchase 900,000 potential shares of common stock for the nine month periods ended September 30, 2001, and year ended December 31, 2000, are not included in the computation of diluted loss per share as their effect would have been anti-dilutive.


NOTE 4 - CONTINGENT LIABILITIES

Ogden City Corporation and the Ogden City Redevelopment Agency (the City) hold a $125,000 (total $250,000) trust deed note on the Shupe-Williams Building and adjacent lot. Said note will be deemed satisfied upon sufficient completion of the project as specified in the purchase agreement. The Company is also subject to restrictions on transfer of the building. Management has not reported this obligation as either an asset or a liability in the financial statements due to its contingent nature. Management believes the obligation will never be paid as it will be satisfied on completion of the project or canceled if the building is returned to the City.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - REAL ESTATE

Total capitalized costs and related changes in the cost of developed property are as follows:

                                              Shupe-       Powder
                                 OlymPeak    Williams     Mountain
                                  Estates     Plaza         Land       Total
                                  -------    --------      -------     -----

Balance at December 31, 2000    $1,455,503   $380,493   $  135,516   $1,971,512

Insurance Damage Claim                        (12,286)                  (12,286)

Development costs capitalized       84,763      1,417                    86,180
                                 ---------   --------   ----------   ----------

Balance at June 30, 2001        $1,540,266   $369,624   $  135,516   $2,045,406
                                ==========   ========   ==========   ==========


NOTE 6 - STOCK OPTION AGREEMENTS

There were no options granted or exercised during the 6 months ended September 30, 2001. Two option agreements for 500,000 shares with a shareholder were amended on August 7, 2001. The term was extended 4 years until 2008 and the option price reduced from $2.50 to $2.00 per share. The value of the options as of August 7, 2001 was estimated under the minimum value approach and was determined to exceed the value of the Company common stock as of that date. Accordingly, no expense was recorded in connection with the option agreements.


NOTE 7 - STOCK SALES

During the quarter ending September 30, 2001, the Company issued 3667 shares of common stock for $13,750 cash.

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

RESULTS OF OPERATIONS

Revenues

The Company is primarily engaged in developing two real estate developments, OlymPeak Estates and the Shupe-Williams Building. No sales have been realized from either project as the Company is in the process of obtaining the necessary permits and funding to develop the projects. As of September 30, 2001, the Company had expended $561,441 (in addition to the original land purchase for $978,825) on OlymPeak Estates and $369,624 on the Shupe-Williams Building for preliminary construction costs. All costs have been capitalized. Prospective buyers have and are continuing to reserve lots and condo units, but no sales can be finalized until the projects are sufficiently complete. The Company has real estate agents engaged in brokering other real estate parcels. This has generated commissions of $4,920 in the current quarter and $10,540 for the quarter ended September 30, 2000. Commissions of $4,920 and $13,540 were earned for the nine-months ended September 30, 2001 and 2000. In the first quarter of 2001, the Company sold a small parcel of land from the Shupe-Williams project to the City for $2,325 for sidewalk improvements.

Operating Expenses

For the quarter ending September 30, 2001, operating expenses decreased 18% as compared to the same period from the previous year. Total operating expenses were $87,897 and $106,978 for the quarters ending September 30, 2001 and 2000. Commissions decreased by $3,372 as a result of lower sales. Salaries also decreased by $9,496 in the current quarter. Interest expense increased $11,141 as a result of higher borrowing from the prior year.

For the nine months ended September 30, 2001, operating expenses increased 25% or $79,942. Consulting fees increased by $87,561 during the period, as a result of issuing 22,500 shares of common stock to 11 individuals for various services rendered to the Company. Legal and Accounting fees increased by $31,330 for costs associated with SEC registrations and a 506 stock offering.

Operating Loss

The Company reported an operating loss of $82,977 for the third quarter of 2001, compared with an operating loss of $96,438 for the prior year's third quarter. This was a decrease of 14%. On a year-to-date basis, the Company reported an operating loss increase of 28% or $390,314 in 2001, compared with an operating loss of $304,077 for the first nine months of 2000. The largest expenses are salaries, $173,395, consulting, $89,881, and legal and accounting, $52,678. The

Company will more than likely continue to show an operating loss until sales commence on the OlymPeak and Shupe-Williams projects.

Other Income (Expenses)

For the quarter ending September 30, 2001 and 2000, the Company reported interest expense of $20,391 and $9,250 related to redeemable preferred stock and short term notes. Additionally, the Company has capitalized $13,918 interest per quarter on the OlymPeak land purchase note. Year-to-date interest expense for the nine months ended September 30, 2001 and 2000 was $55,512 and $30,322.

Income Taxes

Although the Company has incurred operating losses during the nine-month and three-month periods ended September 30, 2001, no income tax benefit has been recognized. The Company continues to be in the development stage, and although it has certain real estate projects under various degrees of development, the Company has a limited operating history. Currently, there is not adequate assurance the Company will be able to generate sufficient future profits necessary to realize income tax benefits from losses incurred through September 30, 2001.

Liquidity and Financial Resources

The Company had negative working capital of ($1,444,080) at September 30, 2001. It has invested $2,045,406 in real estate projects and has short-term debt of $976,877 and no long-term debt. Stockholders have invested $4,442,663 in the Company as of September 30, 2001 with $13,750 being invested during the three months ended September 30, 2001. The Company is working on obtaining financing to complete construction on the two projects in progress. Current estimates are that the OlymPeak Estates project will require $1,000,000 to complete and Shupe-Williams $4,500,000. Management feels it will be able to obtain the financing needed to complete the construction and also fund ongoing operations either through additional stock transactions or loans. However, no loan commitments have been made and there can be no assurance that such funds will be raised in sufficient amounts to meet the cash requirements of the Company.


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

         None

ITEM 5.  Other Information.

         None.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

         There are no Exhibits to be filed with this report.

         (b)  Form 8-K

         There were no reports filed on Form 8-K

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Marina Capital, Inc.
 (Registrant)


/s/Larry R. Walker
_______________________
Larry R. Walker
Chief Executive Officer



Date:   November 5, 2001