Form 10KSB
period 2001-12-31
MARINA CAPITAL INC
filed 2002-04-16
CIK 1027983

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

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

Issuer's revenues for its most recent fiscal year: $8,445.00

Aggregate market value of voting stock held by non-affiliates of the issuer as of: 12/31/01: $0

Number of shares of common stock, $.001 par value, outstanding on 12/31/01 was 4,130,965

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format:  Yes   [   ]     No   [ X ]

                             Marina Capital, Inc.

                                 FORM 10-KSB
                              TABLE OF CONTENTS

ITEM 1.  DESCRIPTION OF BUSINESS                                       1

ITEM 2.  DESCRIPTION OF PROPERTY                                       9

ITEM 3.  LEGAL PROCEEDINGS                                             9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                              9

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                           9

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS              9

ITEM 7.  FINANCIAL STATEMENTS                                         12

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                       14

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
         AND CONTROL PERSONS; COMPLIANCE WITH SECTION
         16(a) OF THE EXCHANGE ACT                                    14

ITEM 10. EXECUTIVE COMPENSATION                                       18

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT                                        18

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               20

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                             21

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

Marina is, and has been for the past six (6) years, a development stage company, that is in the business of real estate development, real estate sales, mortgage brokering, land planning and business consulting. Marina identifies and develops specific parcels of real property in various locations within the State of Utah and other geographical locations. The real property may be acquired through outright purchases, lease, options or through other acceptable arrangements. In addition, Marina in some instances may act as a lender, broker, marketer or business consultant for other companies.

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

Marina is also the manager of Marina Holding, LLC, a Utah Limited Liability Company and is the sole member. Marina Holding, LLC is the manager of Shupe-Williams Plaza, LLC, a Utah Limited Liability Company. Shupe-Williams Plaza, LLC, was the owner (by Warranty Deed) of the Shupe-Williams property located at 2605 Wall Avenue, Ogden, Utah.

Marina has two projects in various stages of development; however, most of these projects are still in the planning stages and major development has not commenced. Marina had begun construction of the Shupe-Williams building, but has not completed the build out or sales of the property. On March 15, 2002, Ogden City reclaimed the property for Marina's inability to complete the project within the time frame specified by the City. Marina, at the City's request, is in negotiations with the City to continue developing the property.

Divisions
_________

Marina is comprised of three divisions: (a) Marina Capital Development Services-land planning/engineering and consulting; (b) Marina Capital-real estate sales and marketing, from March 5, 1996 (Inception) to December 31, 2001, has generated $112,766 in commissions; and (c) Marina Capital Mortgage-originating, processing and funding construction and mortgage loans division, has not, as yet, been developed by Marina. However, Marina proposes to develop this division in the year 2002.

Marina began its real estate sales business in January of 1997, opening the Ogden, Utah office in March of 1997, and the San Francisco office in April, 1998. Marina has three real estate sales associates and one mortgage loan originator.

The Market
__________

Utah's business growth over the past several years has been extensive. With the selection of Salt Lake City as the site of the 2002 WINTER OLYMPIC GAMES, the State's robust economy, job creation and excellent quality of life, Utah continues to generate national attention. Such rapid economic growth gives rise to continued real estate development and growth. Demand for commercial, residential, and recreation property continues to outpace supply, despite record breaking new construction and development.

The real estate market presents numerous opportunities. Marina has positioned itself in such a way as to be able to take advantage of the expected continued growth throughout the next decade, keeping in mind environmental issues and concerns, as well as community needs and desires.

In the past decade, a large number of new high-technology companies have commenced and prospered in the Salt Lake City - Provo - Ogden, Utah areas. With these new endeavors has come a well-educated work force. Numerous construction and service businesses have converted the area into a metro-plex of nearly 2 million people. Utah's growth over the past several years has been extensive. There are many indications that the growth will continue over the next five years.

OVERVIEW. In many respects, 2001 was a repeat of recent years and 2002 looks much the same. The economy remains strong, but has moderated steadily and significantly, just as it has in each of the previous five years. Despite the tempering of activity, growth remains a dominant theme of the past year. Even though the economy is slowing, growth is still occurring and the economy remains prosperous. Utah's economy should continue to do well into 2002 for many of the same reasons it did well in 2001. Utah has a low cost of doing business (93.3% of the national average); a pro-business regulatory environment; low business taxes (the 5th lowest worker's compensation costs in the nation); and, a solid utility, communications, education and transportation infrastructure. Utah also has numerous recreational opportunities; a youthful and educated work force; good universities; healthy lifestyles; and, a strong work ethic that should continue to favorably influence business location and expansion decisions.

JOB GROWTH. The rate of job growth has fallen gradually since 1994 in each year, dropping from a peak of 6.2% to 2.6% in 1999. This slower growth is largely due to no growth in exports, rapid escalation in housing prices (less affordable housing), and economic improvements in other state economies (especially California). This orderly deceleration appears now to have stabilized and analysts expect job growth to remain similar in the next couple of years.

CONSTRUCTION. Construction activity remains the major catalyst for growth. Construction continues to be the fastest growing industry in the Utah economy (at 7.0% job growth in 1999). Construction employment growth averaged a phenomenal 10.9% per year over the past ten years (1989 to 1999). Construction employment in 1999 was nearly 3 times as extensive as it was in 1989 (73,000 versus 25,900 jobs). Construction values and job growth slowed in 2000 due to higher office and apartment vacancy rates, lower hotel occupancy rates, fewer new business and government projects, higher interest rates, and continued low net in-migration. Four large projects just completed or about to be completed are the $108 million Jordan Commons project, the $135 million Salt Lake County Adult Detention Center Complex, the $240 million LDS Conference Center, and the $312 million North-South TRAX (Light Rail) project.

PER CAPITA INCOME. Utah's 1998 per capita income of $21,096 was 77.8% of (or $6,099 less than) the national average of $27,195. Utah's per capita income is lower than the nation's per capita income because average-annual pay in Utah is only 85% of the national average, and because Utahns have larger families compared to other states. Utah ranked 1st in the nation in 1998 for the percentage of the population under 18 at 33.4%. This compares to the U. S. average of only 25.8%, according to the U. S. Bureau of the Census. Utah's
1998 average household size also lead the nation with 3.06 persons per household compared to the U. S. average of 2.61. And, data from the 1990 Census shows that Utah ranks 1st in the percent of the population in family households at 88.5% compared to a national average of 83.7%.

MEDIAN-HOUSEHOLD INCOME. Utah's median household income data was recently released by the U. S. Department of Commerce and shows that Utah continues to have household incomes that are significantly above the national average.
Median household income in Utah ranked 10th highest in the nation at $42,073 for the 3-year period 1996 to 1998. This was 11.4%, or $4,294, higher than the national 3-year average of $37,779. The Bureau of Census recommends using 3-year averages when ranking states due to the small sample size in certain states like Utah.

OUTLOOK. Utah's current economic prosperity is expected to continue. Utah's young and educated work force, strong work ethic, and low business costs help businesses succeed in Utah. The State government has also successfully kept business taxes low and fostered a reasonable regulatory environment. The substantial infrastructure investments slated to occur during the next year, and subsequent years, will continue to benefit the State's economy.

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

The economic statistics cited in this section were derived from The Economic Development Corporation of Utah.

PROJECTS

I.  OlymPeak Estates
    ________________

* Location: Ogden Valley, Utah, is four miles from the Snow Basin Ski Resort which is the site of the 2002 Olympic down hill events and one (1) hour from the Salt Lake City International Airport.

* Use: Sixty-five acres zoned for building lots subdivided into 22 view lots. The lots were originally priced from $155,000 to $358,000. As of December 31, 2001, twelve (12) lots have been reserved at a sales price of $125,000 to $300,000.

*   Financing Required: $1.5 million

The OlymPeak Estate project consists of twenty-two (22) view lots located in Ogden Valley approximately four (4) miles from the Snow Basin Ski Resort. Preliminary approval was obtained from Weber County on March 14, 1996. The final approval will be subject to the State of Utah Engineer and Weber County approval of the water and sewer system by the County. Upon receiving the final approval, construction on the roads, water and sewer system will commence and will take approximately three (3) to six (6) months to complete.

Marina has formed a not for profit Water and Sewer District to service the area. The Articles of Incorporation were filed with the Utah State Department of Corporations on February 1, 2001, and has been approved by the State of Utah.

Marina exercised its option to purchase the OlymPeak Estate property on October 31, 1996 and entered into a five (5) year purchase agreement with the Maughan Family Partnership. Marina executed a Trust Deed and Note for the balance of the purchase price of $725,000. The original purchase price was $975,000. The terms of the note are as follows: A five (5) year note, twenty (20) year amortization schedule, with annual payments of $75,221 and a balloon payment at the end of the five (5) year period for the balance. Marina is current with its $75,221 payments due to the Maughan Family Partnership. Final payment originally due October 31, 2001, has been extended to April 1, 2002. Management is in negotiations to further extend or amend the terms.

Management estimates that development of the infrastructure will cost approximately $1,500,000.

Proposed Future Development

In February of 1999, negotiations were initiated with Wadman Investments L.L.C., the owner of the properties, to form a joint venture development of the OlymPeak Village project, which is a Planned Residential Unit Development (PRUD) located on approximately 365 acres in Weber County, Utah. The current zoning for the property is FR-3.

OlymPeak Village is located approximately four (4) miles from the Snow Basin Ski Resort and three (3) miles from Pineview Reservoir. The site has views of Mt. Ogden to the west, and Pineview Reservoir to the east.

The project will be serviced by water from the Pineview Heights Sewer and Water System and by a mechanical sewage treatment facility located on the property. The PRUD will be a cluster development that includes single-family lots and homes. The costs for infrastructure will be greatly reduced by clustering and can be further reduced by allowing connections to third party lot owners along Snow Basin Road.

II.  Shupe-Williams Plaza
     ____________________

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

STATUS. The Shupe-Williams Plaza property was conveyed to Shupe-Williams Plaza, LLC by the Ogden City Corporation and the Ogden City Developmental Agency on May 27, 1998. The total purchase price was $100.00. The City had agreed to rebate $250,000 in taxes, over a five-year period.

Marina through its wholly owned subsidiary, Shupe-Williams Plaza, LLC and Ogden City Corporation and the Ogden City Redevelopment Agency, after a series of negotiations, agreed by virtue of a Letter Agreement, dated March 2, 2001, to extend the terms and conditions that are set forth in the Real Estate Purchase Contract ("REPC"), dated October 20, 1997, for an additional six (6) months from the date of the Letter Agreement. In the event that Marina is not able to negotiate the funding of its obligations set forth in the REPC, Marina could loose its present investment in the project as well as the opportunity to develop the asset and capitalize on its profit potential.
On March 15, 2002, the City of Ogden reclaimed its ownership interest in the Shupe-Williams Plaza project.

FINANCING. Marina has obtained financing from several financial institutions for the construction phase. The financing is predicated on the City of Ogden agreeing to subordinate to the first position to the loan. However, as of Marina's year-end, the City had not agreed to the subordination. The first phase of construction was started in September of 1998. Marina expects construction to be completed within twelve (12) to eighteen (18) months after financing has been approved. Marina has started to pre-sell and market the lofts. Currently, ten (10) of the units have been reserved. A trust account has been set up to hold reservation deposits until construction of the building is complete. In addition, several Letters of Intent to lease space have been received.

III.  Ski Inn at Powder Mountain
      __________________________

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

PROPOSED USE. Marina has no immediate plans to develop the property, however, the property may be sold to third parties for future development.

                               PROJECT FUNDING

OlymPeak Estates:

Marina intends to fund the OlymPeak Estates Project through the sale of the lots, to qualified purchasers or through conventional lending sources. Marina will also offer to potential purchasers two financing options: 1) Requires a twenty-five percent (25%) down payment, interest rate will be 3 points over prime with a 3 year balloon payment, a 20 year amortization schedule with a loan origination fee of two (2) points. 2) Requires a fifty percent (50%) down payment, an interest rate of two (2) points over prime, five (5) year balloon payment, 30 year amortization schedule with a loan origination fee of 1 1/2 points. Neither option will carry a pre-payment penalty and they will be transferable upon credit approval and a $300.00 fee. Total sales are estimated to be $5,048,000. The anticipated costs will be $975,000 for land cost, $1,500,000 infrastructure and $485,000 marketing for an approximate net profit of $2,090,000.

Shupe-Williams Plaza:

Marina's loan application with Remington Financial Group ("RFG") has been approved and RFG has completed its due-diligence process for an equity line of credit up to $5,500,000. The terms and conditions are as follows: 1) Purpose of Loan: Renovations of property and building, construction, advertising, marketing, and working/operating capital. 2) Interest Rate: 10% per annum. Fixed rate. Interest only and may accrue. 3) Term: Five years, no prepayment penalty. 4) Investor's Fee: 4% from proceeds at closing. "Due-diligence costs" to be credited against fee payable upon funding; expenditures to be pre-approved by borrower. 5) Collateral: If applicable, pledging of to-be-determined percent of available company stock. 6) Equity Participation: 30%. Subsequent to repayment of all principal and interest, minimum Internal Rate of Return is 25% per annum, including 10% Preferred Return.

Business Opportunities
______________________

On May 15, 1996, Marina entered into a Letter of Understanding with VR Utah, Inc., dba Business Resource Center. The Letter of Understanding sets forth the terms whereby the parties can assist and co-operate with each other from time to time in identifying business opportunities that may be of beneficial and financial interest to each party. VR Utah Inc. was founded in Ogden, Utah in September, 1981, by William J. Tabar, who is currently a director of Marina.
VR Utah, Inc.'s purpose, as a business broker, is to assist business owners in the sale and/or valuation of its clients' businesses. It provides expertise in the valuation and marketing of businesses. VR Utah, Inc. also provides guidance in the selection and purchase for those clients desiring ownership of a business.

VR Utah, Inc. expanded in 1983 to include offices in downtown Salt Lake City and Murray, Utah. In 1990, an additional location was opened in St. George, Utah. Business Resource Center is a member of International Business Brokers Association, which has over 800 members. Since its founding, VR Utah, Inc. has brokered the sale of approximately one thousand businesses.

In many instances, VR Utah's clients and customers require consulting services. The consultation may include financing options for equity, debt or a combination of both. Marina may seek to assist businesses which have recently commenced operations, development stage companies in need of additional capital for expansion into new markets, businesses seeking to develop a new product or service, and established businesses which may be experiencing financial or operating difficulties and are in need of additional capital. In addition to those businesses VR Utah, Inc. may refer to Marina, Marina believes that there are numerous other business entities which will benefit from the infusion of capital. Thus, Marina believes ample business opportunities exist outside the real estate area; however, as of the year ended December 31, 2001, Marina has not generated any revenues from the VR Utah business opportunity.

Marina proposes to charge a fee for business consulting services. The compensation may be in the form of a consultation fee, an equity position in the business or a combination of both.

New Venture
___________

Marina proposes to develop a direct lending program that would originate and manage high yielding, short term, commercial real estate bridge and mortgage loans. As a direct lender Marina proposes to develop a niche within the real estate community that bridges the gap between venture/equity financing and institutional lenders.

In addition, Marina intends to originate short-term bridge and mortgage loans secured by real estate. Bridge loans will have a maturity date of eighteen (18) months or less, and will typically carry an optional six (6) month extension period.

Lending Opportunities
_____________________

Many real estate owners/investors often require capital that institutions, due to regulatory and/or time imposed constraints, cannot provide. Many times, these investors turn to private real estate investors for joint venture financing. While this type of financing is available, it is generally very cost prohibitive.

As an alternative, the borrower can turn to a private lending firm. The private lender underwrites the loan based upon the quality, marketability, and value of the collateral, and protects the loan by securing the collateral property with a First Deed of Trust. While the upfront cost of this financing may seem high (annual rates range from 15% to 25%), the pricing is very reasonable when compared to the cost of joint venture capital.

A team of professionals has been organized to provide a unique and thorough analysis of each loan request. These professionals include attorneys, appraisers, environmental consultants and insurance professionals, each of who will serve an important function in the due diligence process. The results of these professionals' work will be reported to the Loan Committee to aid in the lending decision process. Their fees will be paid out of the loan proceeds as loan origination expenses.

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

Employees
_________

Marina presently has three (3) full-time employees of which two (2) are licensed real estate agents and one (1) independent licensed real estate agent. Marina currently has one (1) mortgage loan originator, but additional employees will be hired as necessary to provide Marina's services and carry on its operations as Marina expands.

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

Item 3.  Legal Proceedings

There are no lawsuits filed against Marina or pending as of December 31, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted during the fourth quarter of the fiscal year ended December 31, 2001 covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

As of December 31, 2001, there was no public trading market for Marina's Common Stock. However, on March 25, 2002, Marina was approved for trading on the OTC Bulletin Board. As of April 12, 2002, the market for Marina's common stock was $1.25 bid and $1.75 offer, and no shares of Marina's common stock had been traded since it had been approved for trading.

Holders of Record:

As of the date hereof, there are 828,372 free trading shares of Common Stock owned by approximately 40 beneficial shareholders that are currently issued and outstanding in Marina. Marina has a total of 4,130,965 issued and outstanding of which 3,302,593 could be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act").

As of December 31, 2001, there were a total of 120 holders of record of Marina's Common Stock.

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

I.  OlymPeak Estates Subdivision Project (OlymPeak)

OlymPeak is currently in the final plan phase. Construction drawings are in the process of being completed by engineers and will be submitted to the County for approval at a later date.

The OlymPeak project requires a State approved public culinary water system, involving well development and formation of a water Company. Applications were submitted to the State and Marina received conditional approval on March 8, 2001. The Company is also working with State and County officials on a sewage treatment facility. Conceptual design has been completed and final construction design and State approval was received for a construction permit for a waste water treatment system and effluent storage lagoons on February 15, 2001. Construction of subdivision roads and infrastructure are contingent on receiving all applicable approvals from the County and State.

Marina incurred $88,946 in 2001 and $101,058 in 2000 on planning, land design, permits and fees, and water and sewer development in connection with the OlymPeak project.

Approximately 12 of a total of 22 planned OlymPeak lots, have been reserved by purchasers at a sales price of $200,000 to $350,000. Seven of the lots have been reserved in connection with the issuance of redeemable preferred stock, which can be redeemed against the purchase price of OlymPeak Estate lots. Three of the lots are reserved in connection with the issuance of a note payable. The remaining lots are expected to sell for between $155,000 and $358,000. While total costs of completing Water, Sewer and road systems are unknown, management estimates an additional $1,500,000 will be incurred in the completion of the OlymPeak project.

II.  Powder Mountain

Marina owns a two acre parcel of land adjoining the Power Mountain Ski Resort. The lot may either be sold or developed in the future but will likely be sold.

III.  Shupe-Williams Plaza

The Shupe-Williams Plaza is a four-story building previously used as manufacturing facility. Marina proposes to convert and lease the main floor and basement (comprising approximately 13,000 square feet) into restaurant, office and retail space. The upper floors will be converted and sold as Live/Work loft condominium units. The project is currently in the early stages of construction. However, Ogden City reclaimed the property due to Marina's inability to complete the project within the time frame specified by the City. Marina is negotiating with the City to continue developing the property. The first floor has been partially renovated with one model office unit, comprising approximately 1,100 square feet, completed. In addition, two Live/Work units are under construction on the second floor.

Marina incurred $10,260 in 2001 and $92,507 in 2000 on planning, architectural design, paint and asbestos removal, a fire system, and building a model office unit at the Shupe-Williams Plaza.

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

REVENUE

As described above, Marina is still in the development stage and is primarily engaged in the development of two real estate projects, OlymPeak Estates and the Shupe-Willams Project. Reservation deposits have been received in connection with the expected sale of OlymPeak lots and Shupe-Williams Live/Work loft units and closing of the sales will not commence until final approval from the appropriate city and county officials has been approved. Closings of OlymPeak lots are expected to begin in the fourth quarter of 2002. Revenues are not expected to be significant until the above projects are completed.

Revenues for the years ended December 31, 2001, and 2000 of $8,445, and $14,740,
respectively are comprised primarily of brokerage commission fees.   Revenues
from brokerage fees are not expected to be significant in the future.

OPERATING EXPENSES

Operating expenses totaled $535,340 and $431,425, for the years ended December 31, 2001, and December 31, 2000, respectively. The $103,915 or 24.09 percent increase in operating costs between 2001 and 2000 resulted primarily from the increase in stock-based compensation of $90,561, for various consulting services including secretarial, project design, and capital formation. An increase in office expenses of $38,655, and an increase in legal and accounting fees of $14,910, and partially offset by a $20,488 decrease in salaries. In addition the Company incurred a charge of $390,753 in 2001, for decreasing the value of the Shupe-Williams project in anticipation of the City reclaiming the building in March of 2002.

OPERATING LOSS

Marina incurred operating losses of $988,465 and $467,023, for the years ended December 31, 2001 and December 31, 2000, respectively. Operating losses have resulted from costs attributable to general operations and general corporate overhead not directly allocable to any specific real estate project. Marina will continue to incur operating losses until such time as sales commence on the OlymPeak Estates and Shupe-Williams projects.

INCOME TAXES

Although Marina has incurred significant operating losses during the two (2) years ended December 31, 2001, no income tax benefit has been recognized. Marina continues to be in the development stage, and although it has certain real estate projects under various degrees of development, it has a limited operating history. Currently, there is not adequate assurance Marina will be able to generate sufficient future profits necessary to realize income tax benefits from losses incurred up to this date.

LIQUIDITY

The Company had cash totaling $2,247 at December 31, 2001 and $223 at December 31, 2000. The Company expended $218,883 in 2001 and $275,918 in 2000 to fund operations. It incurred cash expenditures of $33,271 in 2001 and $193,567 in 2000 for real estate development. In addition, $192,250 was raised from stock sales in 2001 while $212,500 was raised in 2000.

The Company was required to make the final debt payment in connection with the purchase of OlymPeak project land of $655,307 in October 2001. Final payment was due October 31, 2001, however, the Maughan Family Partnership further agreed to extend this final payment date to April 1, 2002, and management is in further negotiations to extend or modify the terms. It is expected that the obligation will be funded from the sale of OlymPeak lots or a restructure of the financing. There can be no assurance that such financing will be sufficient in the near term or that conditions and circumstances described herein may not result in subsequent cash requirements by the Company in the immediate future just to sustain operations. In the event of such developments, attaining financing under such conditions may not be possible, or even if additional capital may be otherwise available, the terms on which such capital may be available may not be commercially feasible or advantageous.

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

                         DECEMBER 31, 2001, AND 2000

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

Independent Auditors' Report                                         F-1

Consolidated Balance Sheets                                          F-2

Consolidated Statements of Operations                                F-3

Consolidated Statements of Cash Flows                                F-4 to F-5

Consolidated Statements of Redeemable Preferred Stock
  and Stockholders' Equity                                           F-6 to F-7

Notes to Consolidated Financial Statements                           F-8 to F-20

                         INDEPENDENT AUDITORS' REPORT
                         ____________________________


To the Shareholders and Board of Directors
Marina Capital, Incorporated

We have audited the accompanying consolidated balance sheet of Marina Capital, Incorporated (a development stage enterprise) and subsidiaries, as of December 31, 2001 and 2000 and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for the years then ended and for the period from March 5, 1996 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet as of December 31, 1999, the consolidated statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for the year ended December 31, 1999, and the cumulative consolidated statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for the period from March 5, 1996 (inception) to December 31, 1999 were audited by other auditors whose report dated February 15, 2000, expressed an unqualified opinion on those statements, and whose report has been furnished to us. Our opinion, insofar as it relates to the amounts included for the period March 5, 1996 through December 31, 1999 is based solely on the report of the other auditors.

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

In our opinion, based on the audits and report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Marina Capital, Incorporated and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, and for the period March 5, 1996 (inception) to December 31, 2001, in conformity with generally accepted accounting principles.

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



April 10, 2002

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                  December 31,     December 31,
                                                     2001             2000
                                                 ____________     ____________

Real estate under development                     $ 1,679,965       $ 1,971,512
  Cash                                                    2,247             223
  Office equipment, less accumulated depreciation         2,505           3,796
  Other assets                                                -           8,500
                                                    ___________     ___________

    TOTAL ASSETS                                    $ 1,684,717     $ 1,984,031
                                                    ===========     ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Accrued interest                                  $   221,564     $   110,002
  Accounts payable and accrued expenses                 392,484         153,449
  Notes payable                                         986,555         924,627
                                                    ___________     ___________

    TOTAL LIABILITIES                               $ 1,600,603     $ 1,188,078
                                                    ___________     ___________

REDEEMABLE PREFERRED STOCK
  Redeemable Preferred stock - no par value;
   authorized 75,000,000 shares; issued and
   outstanding 166,141 shares in 2001 and
   134,259 shares in 2000                               556,778         428,278

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock $.001 par value; authorized
   100,000,000 shares; issued and outstanding
   4,130,965 shares in 2001 and 4,091,465
   shares in 2000                                         4,131           4,091

Additional paid-in capital                            3,881,754       3,733,668

Deficit accumulated in the development stage         (4,358,549)     (3,370,084)
                                                     ___________    ____________

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)               (472,664)        367,675
                                                    ___________     ___________

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)                 $ 1,684,717     $ 1,984,031
                                                    ===========     ===========

         See accompanying notes to consolidated financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                  March 5, 1996
                                     Year ended     Year ended   (inception) to
                                     December 31,   December 31,   December 31,
                                         2001           2000           2001
                                     ____________   ____________   ____________
REVENUE
  Real estate sales commissions       $    4,920     $   13,540      $  112,766
  Rent - land                              1,200          1,200           5,700
  Sale of land                             2,325              -          42,325
                                      __________     __________     ___________
    TOTAL REVENUE                          8,445         14,740         160,791
                                      __________     __________     ___________

  Cost of sales                                -              -          25,000
                                      __________     __________     ___________
    GROSS MARGIN                           8,445         14,740         135,791
                                      __________     __________     ___________

OPERATING EXPENSES
  Abandoned projects or lost projects    390,753              -         417,937
  Advertising and promotion                  687          1,814          16,213
  Commissions                              2,952          9,454          89,841
  Consulting                              92,881          2,320         279,522
  Legal and accounting                    62,418         47,508         386,805
  Office expenses                         61,332         22,677         201,777
  Miscellaneous                            8,431          5,142          39,645
  Taxes                                    4,420         20,816          81,269
  Travel & entertainment                  23,296         17,905         116,656
  Salaries and wages                     237,445        257,933       1,098,012
  Insurance                               18,587         15,894          67,018
  Auto                                    21,600         28,861         116,536
  Depreciation                             1,291          1,101           3,949
  Other compensation                           -              -       1,390,464
                                      __________     __________     ___________

    TOTAL OPERATING EXPENSES             926,093        431,425       4,305,644
                                      __________     __________     ___________

    NET LOSS FROM OPERATIONS            (917,648)      (416,685)     (4,169,853)
                                      __________     __________     ___________

OTHER INCOME AND (EXPENSE)
  Interest income                            452         12,861          13,313
  Interest expense                       (71,269)       (51,456)       (202,009)
                                      __________     __________     ___________

    TOTAL OTHER INCOME AND (EXPENSE)     (70,817)       (50,338)       (188,696)
                                      __________     __________     ___________

NET LOSS                              $ (988,465)      (467,023)    $(4,358,549)
                                      ==========     ==========     ===========

BASIC AND DILUTED LOSS
  PER SHARE                                $(.24)         $(.11)
                                           ======         ======
WEIGHTED-AVERAGE
  COMMON SHARES                        4,122,284      4,071,571


         See accompanying notes to consolidated financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              March 5, 1996
                                                                Year ended     Year ended    (inception) to
                                                                December 31,   December 31,   December 31,
                                                                   2001           2000           2001
                                                                ____________   ____________   ____________

OPERATING ACTIVITIES
____________________

Net loss                                                        $ (988,465)     $ (467,023)    $(4,358,549)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                                     1,291           1,100           3,948
    Write down of Shupe-Williams project                           380,493               -         380,493
    Gain on sale of asset                                                -               -         (16,000)
    Stock option compensation                                            -               -       1,390,464
    Stock issued for services                                       84,376               -         315,954
    Interest on preferred stock                                     55,887          36,306         145,533
    Changes in accounts payable and accrued expenses               239,035         153,699         414,140
    Change in other assets                                           8,500               -           8,500
                                                                __________      __________     ___________

Net cash used in operating activities                             (218,883)       (275,918)     (1,715,517)
                                                                __________      __________     ___________

INVESTING ACTIVITIES

Real estate purchase and development                               (33,271)       (193,567)     (1,242,373)
Sale of land                                                             -               -          40,000
Purchase of equipment                                                    -               -          (6,454)
                                                                __________      __________     ___________

Net cash used in investing activities                              (33,271)       (193,567)     (1,208,827)
                                                                __________      __________     ___________

FINANCING ACTIVITIES

Proceeds from notes payable                                         63,928         269,321         825,249
Principle payments on notes payable                                 (2,000)        (19,547)       (508,694)
Proceeds from sale of common stock (net
  of stock issue costs of $1,875 in 2000 and
  $3,750 in 1999                                                    63,750          50,000       2,086,758
Proceeds from sale of redeemable preferred stock                   128,500         162,500         531,778
Debt issuance cost                                                       -          (8,500)         (8,500)
                                                                __________      __________     ___________

Net cash provided in financing activities                          254,178         453,774       2,926,591
                                                                __________      __________     ___________

Increase (decrease) in cash                                          2,024         (15,711)          2,247

Cash at beginning of period                                            223          15,934               -

Cash at end of period                                           $    2,247      $      223      $    2,247
                                                                ==========      ==========     ===========


         See accompanying notes to consolidated financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                             FOR THE YEARS ENDED


                                                                                              March 5, 1996
                                                                Year ended     Year ended    (inception) to
                                                                December 31,   December 31,   December 31,
                                                                   2001           2000           2001
                                                                ____________   ____________   ____________

SUPPLEMENTAL DISCLOSURES
________________________

Cash paid during the year for interest                          $       -       $   35,004      $  278,474


Non-cash investing and financing activities:

  Acquisition of land with issuance of note payable                     -                -         725,000

  Reacquisition of land with issuance of 10,538
    shares of common stock valued at $3.75 per
    share                                                               -           39,514          39,514

  Conversion of $31,200 of obligation under
    a note payable for 8,320 shares of common
    stock at $3.75 per share                                            -           31,200          31,200

  Conversion of $25,000 of obligation under a
    note payable for 6,667 shares of preferred stock
    valued at $3.75 per share                                           -           25,000          25,000


         See accompanying notes to consolidated financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'

                               EQUITY (DEFICIT)

                March 5, 1996 (Inception) to December 31, 2001

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

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                                (DEFICIT)  (CONTINUED)

                March 5, 1996 (Inception) to December 31, 2001

                                        Redeemable
                                      Preferred Stock       Common Stock           Additional    Deficit Accumulated
                                      _______________     _________________         Paid in            in the
                                     Shares     Amount    Shares     Amount         Capital       Development stage
                                     _________________    _________________       ___________    ___________________
Issuance of 50,000 shares of
  preferred stock for cash           50,000    187,500         -         -                -                -
Issuance of 13,333 shares of
  common stock for cash                 -          -        13,333        13           72,967              -
Issuance of 10,538 shares of
  common stock in exchange
  for land                              -          -        10,538        11           39,503              -
Issuance of 8,320 shares of
  common stock in satisfaction
  of a note payable                     -          -         8,320         8            8,312              -
Issuance of 500 shares of
  common stock for services             -          -           500       -                -                -
Net Loss                                -          -           -         -                -           (467,023)
                                    __________________   ___________________      ___________    ___________________

Balance at December 31, 2000        134,259    428,278   4,091,465     4,091        3,733,204       (3,370,084)

Issuance of 31,882 shares of
  preferred stock for cash           31,882    128,500         -         -                -                -
Issuance of 17,000 shares of
  common stock for cash                 -          -        17,000        17           63,733              -
Issuance of 22,500 shares of
  common stock for services             -          -        22,500        23           84,353              -
Net loss                                -          -           -          -               -           (988,465)
                                    _______  _________   _________  ________      ___________      ____________

Balance at December 31, 2001        166,141  $ 556,788   4,130,965  $  4,131      $ 3,881,754      $(4,358,549)
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

    Although deposits have been received and are included in escrow accounts on certain properties under development, only one sale totaling $40,000 has been consummated from the date of inception through December 31, 2001.

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

    As of December 31, 2001, no overhead cost has been considered directly attributable to development of real estate, and therefore, no such overhead costs have been capitalized.

E.  Commission Revenue

    The Company operates a small real estate sales division. The Company generally receives a 6 percent commission on brokered real estate sales which is recognized as such sales are closed and the buyers' down payment and credit worthiness are sufficient to demonstrate their ability to pay the remaining balances.

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

J.  Shupe-Williams Impairment Loss

    On March 15, 2002, the City of Ogden reclaimed its ownership interest in the Shupe-Williams Plaza project. The City reclaimed the property due to the Company's inability to obtain financing necessary to complete refurbishment of the building within the time frame specified by the City.

    As of December 31, 2001, the Company was cognizant of the City's rights and intentions with regard to the Shupe-Williams project, and accordingly, recognized an impairment loss on the project for the 2001 year in the amount of $390,753. This loss represented all direct cost invested in the project through December 31, 2001. The impairment loss is included in "abandoned or lost projects" in the accompanying consolidated statement of operations for the year ended December 31, 2001.

K.  Financial Instruments

    The carrying value for certain short-term financial instruments that mature or reprice frequently at market rate, approximates their fair market value. Such instruments include cash and cash equivalents, accounts payable and accrued liabilities. The carrying value of notes payable also approximates fair market value.

L.  Loss Per Common Share

    Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share since options to purchase 900,000 potential shares of common stock for the years ended December 31, 2001, and 2000, are not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

M.  Reclassifications

    Certain amounts in 2000 have been reclassified to conform with the 2001 presentation.

N.  Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (FAS 141), Business Combinations, and Statement No. 142(FAS 142), Goodwill and Other Intangible Assets.

    FAS 141, effective June 30, 2001, requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting; the use of the pooling-of-interests method of accounting is eliminated. FAS 141 also establishes how the purchase method is to be applied for business combinations completed after June 30, 2001. This guidance is similar to previous generally accepted accounting principles
    (GAAP); however, FAS 141 establishes additional disclosure requirements for transactions occurring after the effective date.

    FAS 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001. During the transition period from July 1, 2001 through December 31, 2001, goodwill associated with business combinations completed prior to July 1, 2001 continued to be amortized through the income statement. Effective January 1, 2002, goodwill amortization expense ceased and goodwill will be assessed for impairment at least annually at the reporting unit level by applying a fair-value-based test. FAS 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized, which could result in the recognition of additional intangible assets, as compared with previous GAAP.

    The Company had no business combinations prior to the issuance of FAS 141 or FAS 142, accordingly, neither of these statements will have an effect on the financial statements of the Company.

    In June 2001, the FASB issued Statement No. 143 (FAS 143), Accounting For Asset Retirement Obligations, which addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. FAS 143 applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development or the normal operation of a long-lived asset.
    FAS 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. FAS 143 is effective January 1, 2003, with early adoption permitted. The Company does not expect the adoption of the statement to have a material effect on the financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

N.  Recent Accounting Pronouncements (Continued)

    In August 2001, the FASB issued Statement No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes Statement No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. FAS 144 carries forward from FAS 121 the fundamental guidance related to the recognition and measurement of an impairment loss related to assets to be held and used and provides guidance related to the disposal of long-lived assets to be abandoned or disposed of by sale. FAS 144 became effective January 1, 2002 and was required to be applied prospectively. Adoption of FAS 144 did not have a material effect on the financial statements.

NOTE 2 - GOING CONCERN

As described in Note 1, the Company has, at the present time, lost its rights to continue development of the Shupe-Williams building. Accordingly, the building and adjacent lot was forfeited to the City.

The Company is in the process of obtaining County approval for the OlymPeak project located near Snow Basin. Management feels that upon obtaining County approval and upon obtaining sufficient construction bonding, the Company may begin to consummate sales on the unimproved lots. As described in Notes 3 and 4, the Company financed the acquisition of the OlymPeak land with a note payable, on which $655,306 was required to be repaid on or before October 31, 2001. The note-holder has agreed to extend the due date until April 1, 2002, and the Company is in negotiations to further extend the note. Although the Company anticipates final approval from the County in time to begin selling lots to obtain funds to repay the loan, such approval is not assured. Management is also pursuing private stock offerings to raise additional funds. Failure to obtain funds could force the Company to seek further extension of the loan, obtain alternate financing, or sell the land to avoid foreclosure.

In addition to the funding needs described above, the Company has also incurred recurring losses from operations that require continued funding from outside financing sources. Due to the need to obtain immediate funding for the OlymPeak project to fund ongoing operating expenses, including the repayment of other indebtedness, there is substantial concern about the ability of the Company to continue operating at the current level.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company was organized by Richard V. Murray and Larry R. Walker and they were joined by Jon Blanchard in 1999. Salaries and expense allowance have been paid to these individuals. They are currently working to develop the company with compensation of $7,675 each month for Mr. Murray and Mr. Walker and $6,000 each month for Mr. Blanchard. Total compensation for the years ended December 31, 2001 and 2000 is as follows. However, due to cash flow constraints, the majority of the compensation for fiscal year 2001 remains unpaid and is included in accrued expenses in the accompanying consolidated balance sheet at December 31, 2001.

                                                  2001          2000
                                                  ____          ____

   Salaries and expense allowance accrued to
     related parties                            $247,445      $161,625
                                                ________      ________

   Total                                        $ 54,700      $161,625
                                                ========      ========

The Company purchased 65 acres of land called the Snowbasin land from the Maughan Family Partnership for $975,000 on October 31, 1996. The Maughan Family Partnership issued a note for $725,000 as part of the purchase price. Russell Maughan, who is a 1% shareholder and former chairman of the Board of Marina Capital is also a partner in the Maughan Family Partnership. The Company feels that the terms of the purchase were not affected by the Company's relationship with Mr. Maughan.

On December 30, 1996, the Company purchased a two-acre lot at Powder Mountain from Ski Inn, a company in which Larry Walker was an owner. The purchase price was $120,000 in stock (See Note 9) which was estimated to be the fair market value of the land. A portion of the lot was sold, then reacquired in the year 2000.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE

The Company has the following notes outstanding as of December 31, 2001 and 2000.

                                                             2001       2000
                                                             ____       ____

  8.25% note payable (increased to 18% on November 1,
    2001) to the Maughan Family Partnership
    secured by OlymPeak development land, annual
    payments of $75,221, balance due April 1, 2002        $ 655,306   $ 674,853

  10% note payable to an unsecured stockholder, balance
    due March 7, 2002                                        25,000         -

  10% note payable to an unsecured stockholder, balance
    due on demand, convertible into common stock at
    $4.25 per share                                           4,250         -

  10% note payable to an unsecured stockholder, balance
    due on demand, convertible into common
    stock at $3.75 per share                                  5,000       5,000

  8% notes payable to an unsecured stockholder, balances
    due on demand                                           140,000     129,000

  9% note payable to an unsecured stockholder, balance
    due on demand                                            10,000         -

  8% note payable to an unsecured stockholder, balance
    due on demand, convertible into common stock
    at $3.75 per share                                       10,000      10,321

  10% note payable to an unsecured stockholder, balance
    due March 31, 2002                                       10,000         -

  10% note payable to an unsecured stockholder, balance
    due March 8, 2002, convertible into common stock at
    $4.25 per share                                           2,000         -

  12% note payable to an unsecured stockholder, balance
    past due at December 31, 2001, satisfied in March
    of 2002                                                 112,500     112,500

  10% note payable to an unsecured stockholder, balance
    due on demand, convertible into common stock
    at $3.75 per share                                       12,500      12,500
                                                          _________   _________
  Total                                                   $ 986,556   $ 924,627
                                                          =========   =========

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE (CONTINUED)

Interest on the Maughan note has all been capitalized against the OlymPeak development. Interest on other notes payable and preferred stock has been expensed. The following amounts were capitalized and expensed during the years ended December 31, 2001 and 2000.
                                                           2001       2000
                                                           ____       ____

Interest capitalized                                    $  55,675   $  55,405
Interest expensed                                          71,269      51,456
                                                        _________   _________

Total interest accrued                                  $ 126,944   $ 106,861
                                                        =========   =========

NOTE 5 - REDEEMABLE PREFERRED STOCK

The Company has issued 166,141 shares of redeemable preferred stock at prices ranging from $3.00 to $4.25 per share. The redeemable preferred stock bears interest at 7 to 12 percent per annum and is payable in cash or additional preferred stock of the Company, at the option of the holder.

Interest related to preferred stock in the amounts of $46,443 and $56,306, for the years ended December 31, 2001, and 2000, respectively, has been recognized as interest expense in the accompanying consolidated statements of operations. Unpaid interest due preferred shareholders totaling $125,688, and $84,745 as of December 31, 2001, and 2000, respectively, is included in accrued interest in the accompanying consolidated balance sheets.

After one year from date of issuance, the preferred shares, along with any related unpaid accrued interest, are redeemable, at the option of the holder for cash or convertible into common stock of the Company at a stipulated price of $3.00 to $4.25 per share of common stock, the approximate market value of the common stock as of the date of issuance of the preferred stock. Furthermore, after two years from the date of issuance, the Company has the option, and may elect to redeem, the preferred stock at a price of $3.00 to $4.25 per share plus any unpaid interest.

Certain of the preferred stockholders, representing 150,000 shares of preferred stock also have the option of redeeming their stock towards the purchase of a lot in the OlymPeak Estates project at the prevailing sales price for such lots.

As of December 31, 2001, none of the preferred stock has been redeemed.

NOTE 6 - INCOME TAXES

The Company has adopted SFAS No. 109, Accounting for Income Taxes.   Generally,
deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. However, no deferred tax assets or liabilities have been reflected in the financial statements, as there are no differences between the carrying values of assets and liabilities for book verses tax purposes. The Company has operated at a loss since inception. The Company feels that any tax benefit from these operating losses is uncertain and would be reduced to zero under the valuation allowance rules. The Company has net operating losses totaling approximately $4.2 million for both federal and state tax purposes as of December 31, 2001. Such loss carryovers begin to expire in the year 2017.

NOTE 7 - ESCROW DEPOSITS

The Company's escrow agent has established escrow accounts for several deposits received from individuals interested in purchasing Shupe-Williams Building condo units and lots in the OlymPeak subdivision. The funds are fully refundable if the projects are not completed and such amounts are excluded from the accompanying consolidated financial statements. The following table summarizes such deposits as of December 31, 2001 and 2000.

                                        2001       2000
                                        ____       ____

        Shupe Williams Trust          $10,000     $ 9,000
        OlymPeak Trust                  5,000       5,000
                                      _______     _______
                                      $15,000     $14,000
                                      =======     =======

NOTE 8 - REAL ESTATE

I.  OLYMPEAK ESTATES (SNOWBASIN LAND)

The OlymPeak Estate project consists of 65 acres of raw land located in Ogden Valley approximately four miles from the Snow Basin Ski Resort. It is being developed into 22 residential lots. Preliminary approval for the development was obtained from Weber County on March 14, 1996. The State of Utah has issued a building permit for the water and sewer system to service the project. The project plat is currently being revised as requested by the County and will be resubmmitted for approval at a later date. Upon receiving the final approval, construction on the roads, water and sewer system will commence and will take approximately three to six months to complete. Lots have been reserved at a sale price of between $125,000 to $300,000 per lot. Seven of the lots have been reserved in connection with the issuance of redeemable preferred stock which can
be redeemed against the purchase price of OlymPeak Estate lots.   A not-for-
profit Water and Sewer District has been formed by Weber County to service the area. Although lots have been reserved, no sales have been consummated.

II. SHUPE-WILLIAMS PLAZA

The Shupe-Williams Plaza Building is a four-story building of approximately 62,500 feet situated on an 85,000 square foot building lot located on Wall Avenue near Historic 25th Street in downtown Ogden, Utah. The building was built in 1902 and was used as a warehouse and candy manufacturing facility. The building has been abandoned for 15 years.

The Shupe-Williams Plaza property was conveyed to the Company by the Ogden City Corporation and the Ogden City Developmental Agency (The City) on May 27, 1998. The total purchase price was $100.00. The City also retained a $250,000 Trust Deed on the building and adjacent lot which would have been considered satisfied upon satisfactory development of the property. The City has also agreed to rebate $250,000 in taxes, over a five-year period.

The Company has attempted to secure the financing necessary to refurbish and convert the building. However, on March 15, 2002 the City reclaimed the land and building for failure to complete the project within the time frame specified by the City. At the request of the City, the Company has submitted a new proposal to develop the project, which among other thigs, includes an offer by the Company to outright acquire the land and building for $250,000. Management believes the City will make a final decision on the Company's proposal by May 1, 2002.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - REAL ESTATE (CONTINUED)

III.  POWDER MOUNTAIN LAND

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


The following summarizes development costs incurred during the years ended
December 31, 2001 and 2000.

                                     OlymPeak         Shupe-          Powder
                                     Estates         Williams        Mountain
                                      Land            Plaza            Land         Total
                                    __________       ________        _________    __________

Balance at December 31, 1999        $1,354,445      $ 287,986        $  96,000    $1,738,431

  Development costs capitalized        101,058         92,507           39,516       233,081
                                    __________      _________        _________    __________

Balance at December 31, 2000         1,455,503        380,493          135,516     1,971,512

  Development costs capitalized         88,946         10,260              -          99,206

Forfieiture of land and building
  to the City                              -         (390,753)             -        (390,753)
                                    __________       ________        _________    __________

Balance at December 31, 2001        $1,544,449       $    -          $ 135,516    $1,679,965
                                    ==========       ========        =========    ==========

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCK OPTION AGREEMENTS

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

Two of the Company's employees have entered into employment agreements which granted them the right to purchase shares of common stock (each year within 60 days of their anniversary date, beginning November 1, 1997 and ending November 1, 2003) equal to an aggregate total of five percent of the then issued and outstanding common stock of the Company at an exercise price equal to 75 percent of the book value of the common shares as of the date of exercise. The Company has applied variable-plan accounting with respect to these options, and accordingly, compensation expense has been recognized in the accompanying consolidated statements of operations under the caption "other compensation" based on the estimated total intrinsic value of shares available under option, as measured on each of the anniversary dates. Compensation expense amounted to $46,298 for the year ended December 31, 1999 and reflects changing amounts for each relative period for shares available under option, exercise price (based on the book value of outstanding shares), and the estimated value of the common stock. Effective March 14, 2000, the Company, and the employees described above, nullified the provision included in the employment agreements which granted such employees the right to acquire up to five percent of the Company's outstanding common stock. In connection with the cancellation of the previous stock option agreement, the Company granted each of the employees an option to acquire 200,000 shares of the Company's common stock at the price of $3.50 per share. The option to acquire common stock terminates in conjunction with the termination of the employment agreements on October 31, 2003. Had compensation expense for these options been recognized under the fair-value method, the Company's net loss and loss per common share for the year ended December 31, 2000 would have been incresed as reflected in the following proforma amounts.

    Pro forma net loss applicable to common
       shareholders                                        $(651,039)

    Pro forma basic and diluted loss per common share      $    (.16)

The fair value of the options issued to employees was estimated using the minimum-value method prescribed by SFAS No. 123. The exercise period for the options was the remaining employment period for the employees granted the options of three years as of December 31, 2000. The risk-free interest rate was
6.2 percent as of December 31, 2000. In addition, the calculation assumed zero percent dividend yields.

A summary of the Company's stock option activity and related information is as follows. All options outstanding as of the end of each year are exercisable.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCK OPTION AGREEMENTS (CONTINUED)

                                                      Year ended December 31,
                                                  2001                             2000
                                        ___________________________      __________________________
                                                       Weighted-                        Weighted-
                                        Number          average            Number        average
                                        of shares    exercise price      of shares    exercise price

Outstanding at beginning of year        900,000        $ 1.44             905,877        $ 1.44

Granted                                     -          $ 3.50             400,000        $ 3.50
Cancelled                                   -          $ 0.13             405,877        $ 0.13
                                        _______        ______             _______        ______

Outstanding at end of year              900,000        $ 2.94             900,000        $ 2.94
                                        =======        ======             =======
Options exercisable at end of year
  with fixed exercise price             900,000        $ 2.94             900,000        $ 2.94



The weighted-average grant-date fair value of options granted in the year ended December 31, 2000 was estimated to be $184,016.

Exercise prices for options outstanding as of December 31, 2001 were $2.50 and $3.50 for options with a fixed exercise price. The weighted-average remaining contractual life of all outstanding options as of December 31, 2000 is 2.5 years.

NOTE 10 - SUBSEQUENT EVENTS

In January of 2002, the Company borrowed $185,000 under a financing agreement with a local private lending company. The loan bears interest at 18 percent per annum, and requires minimum monthly interest payments of $2,775. Should the Company fail to make the scheduled monthly interest payments, the loan will be in default and the interest rate can be increased to a total of 36 percent.
The Company failed to make its first scheduled interest payment, and, as of April 10, 2002 was in negotiations to extend or modify the terms of the loan. The net proceeds of the loan, after origination fees and closing costs of $160,800, were primarily used to repay an outstanding note obligation to a stockholder in the amount of $112,500, plus accrued interest and other fees for a total of $139,599.

In March of 2002, the City of Ogden reclaimed its ownership interest in the Shupe-Williams Plaza. See Note 9.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - SUBSEQUENT EVENTS (CONTINUED)

In April of 2002, the Company's Board of directors authorized a special conversion incentive to holders of convertible preferred stock and notes, allowing for the conversion of such stock and notes to shares of common stock at the discounted conversion price of $2.50 per share. Currently, convertible preferred shares have conversion prices for common stock ranging from $3.00 to $4.25 per share. The convertible notes have conversion prices ranging from $3.75 to $4.25 per share.

As of April 10, 2002, the Company was notified by holders of 22,000 shares of preferred stock, valued at approximately $89,500 of the holders' intent to convert such preferred shares into common shares at the conversion price of $2.50 per share.

As of April 10, 2002, the Company was notified by two holders of convertible notes of their intent to convert the notes, valued at approximately $16,750 into shares of common stock, at the conversion price of $2.50 per share.

In April of 2002, the Board passed a resolution to provide compensation in the form of cash or stock to directors of the Company commensurate with services rendered, and that such compensation should be retroactive. A compensation committee is being formed to address the issued of compensation for such directors. Accordingly, the Company may be liable to various directors for services rendered prior to December 31, 2001. However, as of April 10, 2002, no such determination has been as to amounts earned, if any, for services prior to December 31, 2001 and no compensation expense has been recognized in the accompanying consolidated financial statements for the years ended December 31, 2001 or 2000. Management does not believe that additional compensation, if any, for directors for fiscal years 2001 or 2000 will have a material adverse effect on the financial position of the Company.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On January 8, 2001, the Board of Directors of Marina engaged the services of Carver Hovey & Co. as its independent auditor.

Marina's former independent accountant of Davis, James & Chase-Kraaima's reports for the last two years have not contained an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Nor has there been any disagreement with Davis, James & Chase-Kraaima on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control persons; Compliance with Section 16(a) of the Exchange Act.

The Directors and Officers of Marina are as follows:

Name                     Age             Position
____                     ___             ________

Glenn J. Mecham          66         Director Chairman of Board
Larry R. Walker*         66         Director, President, CEO
Richard V. Murray*       50         Director, CIO/VP/Treasurer
Edward S. Sweeney        51         Director, COO
Charles A. Priest        66         Director/Executive Director Human Resources
William J. Tabar         71         Director
Morton Miller            79         Director
Russell C. Maughan       48         Director
Thomas J. Lyons          54         Director
Gordon H. James          45         CFO
George Tyler Hufford     32         VP Financial Services
Sherren O'Toole          62         Secretary
John R. Blanchard        39         VP Development Services

*These persons may be deemed "promoters" of Marina as that term is defined under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

All Directors of Marina will hold office for one (1) year or until the next annual meeting of shareholders of Marina and their successors are duly elected and qualified.

The Officers of Marina are elected by the Board of Directors at the first meeting after each annual meeting of Marina's shareholders, and hold office until their death, or until they shall resign or have been removed.

Biographies of Officers and Directors

GLENN J. MECHAM - DIRECTOR/CHAIRMAN OF THE BOARD. Mr. Mecham has been a Director of Marina since June 2, 2000 and became Chairman of the Board on June 23, 2001. Mr. Mecham was elected Mayor of Ogden City, Utah in 1992 and served in that office until 2000. An attorney by profession, he has served as Assistant United States Attorney for the District of Utah, State Court Judge, City Attorney and County Attorney. He was a partner with the firm of Mecham and Richards and served as Vice President and General Counsel for the St. Benedict's Regional Health System. He is a former member of the U.S. Department of Justice Advisory Board, the Utah Judicial Council Advisory Committee, and past President of the Weber County Bar Association. Mr. Mecham holds a Juris Doctor degree from the University of Utah and a Bachelor of Science degree from Utah State University. He is a retired Colonel in the Air Force Reserve and was Director of Judge Advocate Reserve Programs for the Air Force Logistics Command and graduated from the Air War College and the Air Command and Staff College. He was awarded the Legion of Merit and the Meritorious Service Medals. Mr. Mecham has held many positions on the boards of civic, governmental and educational organizations and has received Distinguished Service Awards from both Weber State University and Utah State University.

LARRY R. WALKER - DIRECTOR/PRESIDENT/CEO. Mr. Walker has been President/CEO and Director since the inception of Marina. He is the Principal Broker for Marina Capital and Managing Member for the Shupe-Williams Plaza LLC. Mr. Walker has been a developer and manager of a major ski resort in the State of Utah. He established and managed a regional office for a national brokerage firm. Mr. Walker has owned and managed a business and financial services consulting company for small to medium sized businesses. Mr. Walker has been an executive with an investment banking firm and president of Equitable Business & Financial Services, Inc., a business consulting firm, and SCOR Financial Associates, Inc., a securities consulting company. Mr. Walker also has had extensive business management, real estate development, securities and financial planning experience. He is a licensed Real Estate Broker and obtained his Real Estate Brokers License from the State of Utah in 1982. He obtained a California Real Estate Sales License in 1986. He also was an airline pilot for ten years.

RICHARD V. MURRAY - DIRECTOR/VP/CIO/TREASURER. Mr. Murray has been a Vice President and Director since the inception of Marina and its CIO on June 23, 2001. Mr. Murray has been engaged in real estate as an investor, broker and developer since 1978. Mr. Murray has been a featured speaker for several real estate investment and brokerage firms specializing in commercial investment and development. Mr. Murray has also been a consultant for corporate CEO's and other corporate executives engaged in acquisition negotiations. Mr. Murray graduated Cum Laude from Holy Cross in 1973 with a Bachelor of Arts Degree in History. Mr. Murray obtained his California Real Estate Broker License in 1980. He is currently the Chief Operating Officer and Principal Broker for the San Francisco Real Estate & Investment office.

EDWARD S. SWEENEY - COO/DIRECTOR. Mr. Sweeney has been a Director of Marina since June 2, 2000 and its COO on June 23, 2001. Mr. Sweeney is a partner and officer in Sweeney Land Company/MPE, Inc. He is the Founder of SA Group, a fund-raising consulting firm in Salt Lake City whose primary emphasis is on start-up non-profits and/or organizations launching their first capital campaign and/or introducing fund-raising into their organization for the first time. Mr. Sweeney has also served as Executive Vice-President of John B. Cummings Company, Inc. and as Vice-President for Institutional Advancement and General Counsel of

Westminster College of Salt Lake City. Mr. Sweeney is a graduate of Westminster College of Salt Lake City and the University of Santa Clara College of Law. He was a partner in the firm of Biele, Haslam and Hatch, a Utah Professional Law Corporation as well as an Adjunct Instructor at Westminster College. Mr. Sweeney is affiliated with State and National Bar Associations, State and National Attorney organizations, the National Society of Fund-Raising Executives, Dallas, Texas, the Utah Society of Fund-Raisers and was a founding member of the Utah Planned Giving Roundtable. He is a former Member of the Board of Trustees, Westminster College of Salt Lake City, a Member and Director of Utah's Alta Club and a Member and President of the Crossroads Kiwanis Club. Mr. Sweeney is a former Director of Utah Issues, Catholic Foundation in and for the Salt Lake Catholic Diocese, Cathedral of the Madeleine Restoration Project, East High School Foundation, Catholic Community Services and Yellowstone Ecosystem Studies, Inc.

CHARLES A. PRIEST, Ph.D. - DIRECTOR/EXECUTIVE DIRECTOR HUMAN RESOURCES. Dr. Priest became a Director and the Executive Director of Human Resources for Marina on June 23, 2001. Dr. Priest has spent twenty-four years in management positions including two years as a consultant in conference planning and meeting planning, twenty years as director of countywide job training programs, two years as California State Department of Education vocational supervisor, and seven years as instructor in secondary, post-secondary and collegiate institutions. He has been on various boards of directors for organizations for nineteen years. Dr. Priest is the author of "Planning Your Finances" (1969), "Economic Development of Hearne Technical Center" (1987) and "Campaign Solutions" (1996).

WILLIAM J. TABAR - DIRECTOR. Mr. Tabar has been a Director of Marina Capital, Inc. since May of 1997. He was co-founder of Business Resource Center which opened its first business brokerage office twenty years ago in Ogden, Utah. Mr. Tabar currently owns and manages four business brokerage offices located throughout the State of Utah. He is a member of the Board of Directors of International Business Broker Association, a member of the M & A Source, and a Certified business Intermediary. Before founding business Resource Center, Mr. Tabar was CEO and Executive Vice President of Scott USA, a privately owned company which manufactured ski and motorcycle products domestically and internationally, and President of AMF Head Ski and Tennis Division, manufacturer and distributor of sporting goods sold throughout the world. He holds an MS Degree in chemical Engineering from West Virginia University.

MORTON MILLER - DIRECTOR. Mr. Miller has been a Director of Marina since June 2, 2000. Mr. Miller is currently a member of the San Francisco Mayor's Fiscal Advisory Committee, the San Francisco State University College of Business Advisory Board, the University of San Francisco Center for the Pacific Rim, the World Presidents Organization and director of the WPO/YEO Young Entrepreneurs mentoring program, a director of the International Diplomacy Council and a director of the United Religions Initiative. From 1994 to 1995 he was President of the San Francisco Public Utilities Commission and a Commission member from 1993 to 1996. He was also assistant to the Mayor of San Francisco from 1992 to 1996. During a lengthy business career, he was the CEO of several turn-around companies including Castle & Cooke Merchandising Corporation, and a general partner of a venture capital firm. Mr. Miller has a BS degree from the University of Pennsylvania and a MBA from Harvard.

RUSSELL C. MAUGHAN - DIRECTOR. Mr. Maughan has been a Director of Marina since May of 1997 and was formerly its Chairman of the Board. Mr. Maughan presently serves as Vice-President of Home Abstract & Title Co. in Ogden, Utah, and has been an officer and director for the past twenty (20) years. He is also a trustee, stockholder and trust officer of Home Abstract & Title Co. Mr. Maughan is designated as a Utah Registered Abstractor and Licensed Title Agent. Mr. Maughan is a General Partner of Wolf Creek Country Club Associates. He is a member of the Ogden Chamber of Commerce, Utah Homebuilders Legislative Affairs Committee and Ogden Board of Realtors. Mr. Maughan has also been a Utah State Republican Party Delegate.

THOMAS J. LYONS. DIRECTOR. Mr. Lyons became a Director of Marina on June 23, 2001. Mr. Lyons has extensive management and administrative experience. From June of 1995 to the present, Mr. Lyons has been the Executive Director of the New England shelter for Homeless Veterans. From April of 1985 to April of 1995, Mr. Lyons was the Deputy Commissioner of Veterans' Services. For eighteen years, Mr. Lyons held a variety of positions with Boston Edison Company and was selected as one of three Loaned Executives from the Boston Edison Company to the United Way. Mr. Lyons was enrolled in the Senior Executive Fellows Program at the John F. Kennedy School of Government in 1988 and studied Urban Planning at Boston State College. Mr. Lyons has completed numerous courses in communication skills, human resources and general management issues and a variety of seminars providing instruction in the legislative process. Mr. Lyons has held many professional and community positions and is the Principal Organizer and Founder of the Semper Fidelis Society, a fund-raising organization that offer scholarships to children of Marine Veterans. Mr. Lyons is a U.S. Marine Corps Combat Veteran of Vietnam.

GORDON JAMES. CFO. Mr. Gordon H. James became the CFO and Treasurer for Marina on June 23, 2001 and has been its Chief CPA since Marina's inception in March of 1996. Mr. James has been a practicing public accountant since 1979. He is a partner in the firm of Davis, James, & Chase-Kraaima in Ogden, Utah. He is the president of the Northern Chapter of the Utah Association of Certified Public Accounts and a member of the American Institute of Certified Public Accountants. Mr. James is licensed to practice in the State of Utah and Alaska, and before the Internal Revenue Service.

GEORGE TYLER HUFORD. VP FINANCIAL SERVICES. Mr. George Tyler Huford, became Marina's VP of Financial Services on June 23, 2001. Mr. Huford was formerly the founder and principal owner of Keystone Lending Group of Colorado. Mr. Huford has developed an extensive history in real estate bridge lending, both as a direct lender and as a loan broker. In addition, Mr. Huford was the Vice President of Operations of Cornerstone Private Capital where he originated, managed and syndicated short-term real estate bridge loans. As the VP of Operations, Mr. Hufford was involved in every phase of lending including originating, underwriting, and servicing. Mr. Hufford reported directly to the Board of Directors and President of the Firm. Mr. Hufford graduated from the University of Colorado in 1991 with a Bachelor's degree in accounting. After graduation, Mr. Huford worked for a private real estate developer and entrepreneur in Aspen, Colorado. In 1996, Mr. Hufford helped his employer form Cornerstone Private Capital, a direct real estate lending firm. In 1997, Mr. Hufford worked exclusively for Cornerstone Private Capital starting as the Controller for the firm before being promoted to Vice President of Operations. Cornerstone Private Capital originated nearly $20,000,000 of loans annually, and opened offices in Aspen, Denver, and San Diego. In 1999, after leaving Cornerstone Private Capital, Mr. Hufford founded Secured Capital Resource LLC to broker real estate loans and to offer consulting services to real estate lenders and developers. In this capacity, Secured Capital Resources LLC has been involved in loan closings, totaling over $100,000,000.

SHERREN O'TOOLE - CORPORATE SECRETARY. Ms. O'Toole has been Marina's Corporate Secretary since April of 1999. Ms. O'Toole has been involved in real estate as an investor, sales agent, property manager and real estate office manager for fifteen (15) years. Prior to that time, Ms. O'Toole was a Tax Technician and Supervisory Manager for the Internal Revenue Service for fifteen (15) years. Ms. O'Toole attended Weber State University in Ogden, Utah.

JON BLANCHARD - VICE PRESIDENT DEVELOPMENT SERVICES. Mr. Blanchard has been a VP of Development Services for Marina since the inception of Marina. Mr. Blanchard has been involved in land planning and landscape architectural design since graduating from Kansas State University's College of Architecture and Design in 1988. He has extensive experience in land planning, landscape architectural design and consultation for various resort, hotel, skiing, golf course, light industrial, retail commercial and residential projects. Mr. Blanchard has prepared design construction documents, cost estimates, specifications and bid documents of several parks throughout New York City and has worked on high-end projects in 14 states. Mr. Blanchard is the owner and president of 13 Design Studio in Park City, Utah. Mr. Blanchard has done extensive work and consultation on Utah's Winter Sports Park, which was the site of all ski jumping, bobsled and luge events during the 2002 Winter Olympics.

Item 10.  Executive Compensation.


SUMMARY COMPENSATION TABLE

                                                            Long Term Compensation
                        Annual Compensation                 Awards                             Payouts
(a)                   (b)    (c)       (d)       (e)            (f)            (g)               (h)          (i)
Name and                                     Other Annual    Restricted      Securities         LTIP       All Other
Principal                   Salary    Bonus  Compensation   Stock Award(s)   Underlying        Payouts    Compensation
Position             Year    ($)       ($)       ($)            ($)         Options/SARs (#)     ($)          ($)
----------------     ----   -------   -----  ------------    ------------   ---------------    -------    -------------
Larry R. Walker      2001   $92,100     0      $9,600            0                    0           0            0
President

Richard V. Murray    2001   $92,100     0      $9,600            0                    0           0            0
Treasurer

Jon R Blanchard      2001   $20,800     0      $2,400            0                    0           0            0
VP Development
  Services


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director and officer of the Company and (iii) all directors and officers as a group:

Name and Address                      Shares owned
of Beneficial Owner                   Beneficially (1)(2)        % Owned
___________________                   ___________________        _______

Larry R. and Jean P. Walker             1,440,000(3)             31.87%
4748 Fairway Oaks
Eden, UT 84310

Richard V. and Carolyn C. Murray        1,407,500                31.15%
Box 566
4819 Fairway Oaks
Eden, UT 84310

Glenn J. Mecham                             4,000                  .09%
1715 Darling St.
Ogden, UT 84403

Edward S. Sweeney                           4,500                  .10%
2005 E. 2700 S., Suite 180
Salt Lake City, UT 84109

Morton Miller                               4,000                  .09%
2235 N. Point St.
San Francisco, CA 94123

Thomas J. Lyons & Jean Lyons               52,333                 1.16%
7 Pine Hill Circle
Wakefield, MA 01880

Charles A. Priest                          76,833                 1.70%
P.O. Box 11891
Zephyr Cove, NV 89448

Sheila Kelly                              281,333                 6.23%
4775 Summit Ridge Drive
Reno, NV 89503

Sherren O'Toole                             2,000                  .04%
1120 Canyon Rd., #44
Ogden, UT 84404

William J. Tabar                           37,500                  .83%
4185 Beus Dr.
Ogden, UT 84403

Russell C. Maughan                         37,500                  .83%
1690 Shoshone Dr.
Ogden, UT 84403

Jon R. Blanchard                           54,105                 1.20%
2605 Wall Ave.
Ogden, Utah 84401

Officers, Directors and 5%              3,401,604                75.28%
shareholders as a group
(12 in number)

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

  (2) No officer, director or security holder listed above owns any warrants, options, or rights, with the exception of Larry R. Walker and Richard V. Murray. Larry R. Walker and Richard V. Murray each have the right for the term of their Employment Agreements to purchase up to 200,000 shares of Marina's $.001 par value common stock, at a price of $3.50 per share.
  (3) Includes 200,000 shares for which Mr. Larry R. Walker and Mr. Richard V. Murray have an option to purchase, pursuant to the terms of their Employment Agreements. As of this time, neither Mr. Walker nor Mr. Murray has exercised their option to purchase the 200,000 shares of common stock.

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

Marina had the following notes outstanding, as of December 31, 2001 and 2000.

                                                               2001      2000
                                                               ____      ____
1.   8.25% note payable to the Maughan Family Partnership
       secured by OlymPeak development land, annual
       payments of $75,221, balance due April 1, 2002       $ 655,306  $ 655,306

2.   10% note payable to an unsecured stockholder,
       balance due March 7, 2002                               25,000          -

3.   10% note payable to an unsecured stockholder, balance
       due on demand, convertible into common stock at
       $4.25 per share                                          4,250          -

4.   10% note payable to an unsecured stockholder, balance
       due on demand, convertible into common stock at
       $3.75 per share                                          5,000      5,000

5.   8% notes payable to unsecured stockholders, balances
       due on demand                                          140,000    129,000

6.   9% note payable to an unsecured stockholder, balance
       due on demand                                           10,000          -

7.   8% note payable to an unsecured stockholder, balance
       due on demand, convertible into common stock
       at $3.75 per share                                      10,000     10,321

8.   10% note payable to an unsecured stockholder, balance
       due March 31, 2002                                      10,000          -

9.   10% note payable to an unsecured stockholder, balance
       due March 8, 2002, convertible into common stock at
       $4.25 per share                                          2,000          -

10.  12% note payable to an unsecured stockholder, balance
       past due at December 31, 2001, satisfied in March
       of 2002                                                112,500    112,500

11.  10% note payable to an unsecured stockholder, balance
       due on demand, convertible into common stock at
       $3.75 per share                                         12,500     12,500
                                                            _________  _________
                           Total                            $ 986,556  $ 924,627
                                                            =========  =========

Marina has not entered into transactions with any member of the immediate families of the foregoing persons (includes spouse, children, siblings and in-laws), nor is any such transaction proposed.

Item 13.  Exhibits and Reports on Form 8-K.

No Exhibits filed as part of this Form 10-KSB.

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

10.12 Extension of Agreement Letter between Marina Capital, Inc. and City of Ogden Community & Economic Development Department dated March 2, 2001.

10.13 Amendment to Employment Agreement between Larry R. Walker and Richard V. Murray, dated March 14, 2000.

10.14 Maughan Family Partnership Notice of Extension of Note due October 31, 2001, dated March 30, 2001.

23.0 Loan Agreement dated, October 31, 1996, between the Maughn Family Trust and Marina Capital, Inc.

27.0     Financial Data Schedule

Reports filed on Form 8-K

Form 8-K previously filed April 16, 2001
Form 8-K/A previously filed August 15, 2001

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marina Capital, Inc.

Date:   April 15, 2002                       By: /s/ Larry R. Walker
                                                ----------------------
                                                Larry R. Walker-President