Form 10QSB
period 2002-03-31
MARINA CAPITAL INC
filed 2002-05-15
CIK 1027983

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________to_______________

Commission file number:  0-26457

                         MARINA CAPITAL, INCORPORATED
                ----------------------------------------------
                (Name of small business issuer in its charter)


             Utah                                            87-0554016
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

 585 24th, Suite 106, Ogden, Utah                                84401
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:  (801) 394-2400

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

                         Outstanding at March 31, 2002
                         -----------------------------
                                    4,130,965
                         $.001 par value common stock

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

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    INDEX

                                                                Page
                                                                ____

Condensed Consolidated Balance Sheets as of
March 31, 2002 and December 31, 2001                            F-1

Condensed Consolidated Statements of Operations for the
three-months ended March 31, 2002 and 2001                      F-2

Condensed Consolidated Statements of Cash Flows for the
Three-months ended March 31, 2002 and 2001                      F-3

Notes to Condensed Consolidated Financial Statements            F-5

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                   UNAUDITED

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                   March 31,      December 31,
                                                     2001             2001
                                                 ____________     ____________

Real estate under development                     $ 1,710,130     $ 1,679,965
Cash                                                      599           2,247
Office equipment, less accumulated depreciation         2,185           2,505
                                                  ___________     ___________

  TOTAL ASSETS                                    $ 1,712,914     $ 1,684,717
                                                  ===========     ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interest                                  $   233,565     $   221,564
Accounts payable and accrued expenses                 450,089         392,484
Notes payable                                       1,072,175         986,555
                                                  ___________     ___________

    TOTAL LIABILITIES                             $ 1,755,829     $ 1,600,603
                                                  ___________     ___________

REDEEMABLE PREFERRED STOCK
  Redeemable Preferred stock - no par value;
   authorized 75,000,000 shares; issued and
   outstanding 166,141 shares                         556,778         556,778

STOCKHOLDERS' EQUITY
  Common stock $.001 par value; authorized
   100,000,000 shares; issued and outstanding
   4,130,965                                            4,131           4,131

Additional paid-in capital                          3,881,754       3,881,754

Deficit accumulated in the development stage       (4,485,578)     (4,358,549)
                                                   ___________    ____________

    TOTAL STOCKHOLDERS' EQUITY                        (42,915)         84,114
                                                  ___________     ___________

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                         $ 1,712,914     $ 1,684,717
                                                  ===========     ===========

  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Three-months  Three-months    March 5, 1996
                                       ended          ended       (inception) to
                                   March 31,2002  March 31, 2001  March 31, 2002
                                     ____________   ____________   ____________
REVENUE
  Real estate sales commissions       $        -     $        -      $  112,766
  Rent - land                                  -              -           5,700
  Sale of land                                 -          2,325          42,325
                                      __________     __________     ___________
    TOTAL REVENUE                              -          2,325         160,791
                                      __________     __________     ___________

  Cost of sales                                -              -          25,000
                                      __________     __________     ___________
    GROSS MARGIN                               -          2,325         135,791
                                      __________     __________     ___________

OPERATING EXPENSES
  Abandoned projects                           -              -         417,937
  Advertising and promotion                  622            186          16,835
  Commissions                                  -              -          89,841
  Fees                                    24,200            310         304,032
  Legal and Accounting                       340         18,957         387,145
  Office expenses                          2,223          7,099         204,000
  Miscellaneous                              457          1,470          39,792
  Taxes                                      606          2,946          81,875
  Travel & entertainment                     527          4,354         117,183
  Salaries and wages                      64,050         57,075       1,162,062
  Insurance                                2,499          4,228          69,517
  Auto                                         -          7,200         116,536
  Depreciation                               323            275           4,272
  Other compensation                           -              -       1,390,464
                                      __________     __________     ___________

    TOTAL OPERATING EXPENSES              95,847        104,100       4,401,491
                                      __________     __________     ___________

    NET LOSS FROM OPERATIONS             (95,847)      (101,775)     (4,265,700)
                                      __________     __________     ___________

OTHER INCOME AND (EXPENSE)
  Interest income                              3            198          13,316
  Interest expense                       (31,185)       (17,198)       (233,194)
                                      __________     __________     ___________

    TOTAL OTHER INCOME AND (EXPENSE)     (31,182)       (17,000)       (219,878)
                                      __________     __________     ___________

NET LOSS                              $ (127,029)    $ (118,775)    $(4,485,578)
                                      ==========     ==========     ===========

BASIC AND DILUTED LOSS
  PER SHARE                                $(.03)         $(.03)
                                           ======         ======
WEIGHTED-AVERAGE COMMON SHARES
  BASIC AND DILUTED                    4,130,965      4,118,798


  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three-months     Three-months    March 5, 1996
                                                                 ended            ended        (inception) to
                                                             March 31, 2002   March 31, 2001   March 31, 2002
                                                             ______________   ______________   ____________

OPERATING ACTIVITIES
____________________

Net loss                                                     $ (127,029)      $ (467,023)      $(4,358,549)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Changes in operating assets and liabilities
      Accounts receivable                                             -                -                 -
      Accounts payable and accrued expenses                      69,606           32,318           483,746
    Write down of Shupe-Williams project                              -                -           380,493
    Depreciation                                                    320              275             4,268
    Gain on sale of asset                                             -                -           (16,000)
    Stock option compensation                                         -                -         1,390,464
    Stock issued for services                                         -                -           315,954
    Interest on preferred stock                                       -           10,186           145,533
    Change in other assets                                            -                -             8,500
                                                             __________       __________       ___________

Net cash used in operating activities                           (57,103)         (75,996)       (1,772,620)


INVESTING ACTIVITIES
____________________

Sale of land                                                          -                -            40,000
Real estate development                                         (30,165)         (10,463)       (1,272,538)
Purchase of equipment                                                 -                -            (6,454)
                                                             __________       __________       ___________

Net cash used in investing activities                           (30,165)         (10,463)       (1,238,992)
                                                             __________       __________       ___________

FINANCING ACTIVITIES
____________________

Principle payments on notes payable                            (112,500)               -          (621,194)
Proceeds from notes payable                                     198,120           52,500         1,023,369
Proceeds from sale of redeemable preferred stock                      -                -           531,778
Proceeds from sale of common stock                                    -          102,500         2,086,758
Debt issuance cost                                                    -          (10,000)           (8,500)
                                                             __________       __________       ___________

Net cash provided in financing activities                        85,620          145,000         3,012,211
                                                             __________       __________       ___________

Increase (decrease) in cash                                      (1,648)          58,541               599

Cash at beginning of period                                       2,247              223                 -
                                                             __________
Cash at end of period                                        $      599      $    58,764       $       599
                                                             ==========      ===========       ===========


  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                             FOR THE YEARS ENDED

                                                              Three-months     Three-months    March 5, 1996
                                                                 ended            ended        (inception) to
                                                             March 31, 2002   March 31, 2001   March 31, 2002
                                                             ______________   ______________   ____________

SUPPLEMENTAL DISCLOSURES
________________________

Cash paid during the year for interest                       $     3,600      $    13,000      $   282,074


Non-cash investing activities - Acquisition of
  land with issuance of note payable                                   -                -          725,000

Reacquisition of land with issuance of 10,538
    shares of common stock valued at $3.75 per
    share                                                              -                -           39,514

Conversion of $31,200 of obligation under
    a note payable for 8,320 shares of common
    stock at $3.75 per share                                           -                -           31,200

  Conversion of $25,000 of obligation under a
    note payable for 6,667 shares of preferred stock
    valued at $3.75 per share                                          -                -           25,000


  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

A.  Nature of Business

    Marina Capital, Incorporated (the Company) was incorporated in Utah on March 5, 1996. The purpose of the Company is to invest in and develop various real estate and other business opportunities. The Company has one significant real estate project in development, referred to as, the OlymPeak Estates project. The Company has formed two wholly owned Limited Liability Companies to own and manage the Shupe-Williams building project. The Shupe-Williams building was purchased by Shupe-Williams Plaza, LLC for $100 and was it's only asset; however, in April of 2002, the Shupe-Williams building reverted back to Ogden City. Shupe-Williams Plaza, LLC is 100% owned by Marina Holding, LLC which has no other assets. Marina Holding, LLC is 100% owned by Marina Capital, Incorporated. All three companies have been consolidated into these financials and any intercompany transactions have been eliminated.

B.  Basis of  Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.
    In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 2002 and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Company's annual report on form 10-KSB, for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

    The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expense for the period being reported. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2002 or future annual periods.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


NOTE 2 - REDEEMABLE PREFERRED STOCK

The Company has issued 166,141 shares of redeemable preferred stock at a price of $2.50 to $4.25 per share. The redeemable preferred stock bears interest at 7 to 12 percent per annum which is payable in cash or additional preferred stock of the Company, at the option of the holder.

Interest related to preferred stock in the amounts of $12,086, and $10,186 for the three-month periods ended March 31, 2002, and 2001, respectively has been recognized as interest expense in the accompanying condensed consolidated statements of operations.


NOTE 3 - LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share since options to purchase 900,000 potential shares of common stock for the three month periods ended March 31, 2002, and 2001, are not included in the computation of diluted loss per share as their effect would have been anti-dilutive.


NOTE 4 - SHUPE WILLIAMS IMPAIRMENT LOSS

On April 14, 2002, the City of Ogden reclaimed its ownership interest in the Shupe-Williams Plaza project. The City reclaimed the property due to the Company's inability to obtain financing necessary to complete refurbishment of the building within the time frame specified by the City.

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

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


NOTE 5 - REAL ESTATE

Total capitalized costs and related changes in the cost of developed property are as follows:

                                                   Powder
                                   OlymPeak       Mountain
                                   Estates          Land          Total
                                 __________      __________     __________

Balance at December 31, 2001     $1,544,449      $  135,516     $1,679,965

Development costs capitalized        30,165                         30,165
                                 __________      _________      __________

Balance at March 31, 2002        $1,574,614      $ 135,516      $1,710,130
                                 ==========      =========      ==========


NOTE 6 - STOCK OPTION AGREEMENTS

There were no options granted or exercised during the 3 months ended March 31, 2002.


NOTE 7 - NOTES PAYABLE

In January 2002, the Company borrowed $13,120 from an unsecured stockholder. The Company also borrowed $185,000 at 18% from a non-related party, secured by Olympeak real estate, of which $112,500 was used to retire an existing note.

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

RESULTS OF OPERATIONS

Revenues

The Company is primarily engaged in developing two real estate developments, OlymPeak Estates and the Shupe-Williams Building (although the status of the Shupe-Williams is in question due to the repossession by Ogden City). No sales have been realized from either project as the Company is in the process of obtaining the necessary permits and funding to develop the projects. As of March 31, 2002, the Company had expended $595,789 (in addition to the original land purchase for $978,825) on OlymPeak Estates. All costs have been capitalized. Prospective buyers have and are continuing to reserve lots and condo units, but no sales can be finalized until the projects are sufficiently complete. The Company had no revenues during the three-months ended March 31, 2002.

Operating Expenses

For the quarter ending March 31, 2002, operating expenses decreased 8% as compared to the same period from the previous year. Total operating expenses were $95,847 and $104,100 for the quarters ending March 31, 2002 and 2001. The largest expense is salaries and wages which increased $6,975. Loan fees were $24,200 from new loans obtained. Accounting and legal fees decreased $18,617. Management feels that operating expenses will remain at this current level for the remainder of the year.

Operating Loss

The Company reported an operating loss of $95,847 for the first quarter of 2002, compared with an operating loss of $101,775 for the prior year's first quarter. This decrease of 6% is due to the decrease in operating expenses as described above. The Company will more than likely continue to show an operating loss until sales commence on the OlymPeak project.

Other Income (Expenses)

For the quarters ending March 31, 2002 and 2001, the Company reported interest expense of $31,185 and $17,198 related to redeemable preferred stock and short term notes. Additionally, the Company has capitalized $13,919 and $14,317 of interest in each of the quarters ending March 31, 2002 and 2001, on the OlymPeak land purchase note.

Income Taxes

Although the Company has incurred operating losses during the three-month period ended March 31, 2001, no income tax benefit has been recognized. The Company continues to be in the development stage, and although it has certain real estate projects under various degrees of development, the Company has a limited operating history. Currently, there is not adequate assurance the Company will be able to generate sufficient future profits necessary to realize income tax benefits from losses incurred through March 31, 2002.

Liquidity and Financial Resources

The Company had negative working capital of ($683,055) at March 31, 2002. It has invested $1,710,130 in real estate projects. Stockholders have invested $4,442,663 in the Company as of March 31, 2002 with $0 being invested during the three months ended March 31, 2002. The Company is working on obtaining financing to complete construction on the two projects in progress. The Company's estimates are that the OlymPeak Estates project will require $1,500,000 to $2,000,000 in the construction of roads and a water and sewer system which are necessary to complete the project. Management feels it will be able to obtain the financing needed to complete the construction and also fund ongoing operations either through additional stock transactions or loans. Public trading of the Company's stock has commenced. The Company is also in the process of preparing a private offering. However, no loan commitments have been made and there can be no assurance that such funds will be raised in sufficient amounts to meet the cash requirements of the Company.

                         PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         The Company has no legal proceedings in effect.

ITEM 2.  Changes in Securities and Use of Proceeds.

         No Changes.

ITEM 3.  Defaults Upon Senior Securities.

         The Company has incurred no defaults upon senior securities during this reporting period.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during this reporting period.

ITEM 5.  Other Information.

         None.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         (b)  Form 8-K

         The Company on April 25, 2002, filed a Form 8-K regarding ITEM 2 - Acquisition or Disposition of Assets. On March 15, 2002, the city of Ogden, Utah reclaimed the land and building known as the Shupe-Williams Plaza property due the Marina's inability to complete the project within the time frame specified. Marina has submitted a new proposal to the City of Ogden to develop the project.

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Marina Capital, Inc.
 (Registrant)


/s/Larry R. Walker
________________________
Larry R. Walker
Chief Executive Officer



Date:  May 15, 2002