Form 10QSB
period 2002-06-30
MARINA CAPITAL INC
filed 2002-08-15
CIK 1027983

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________to_______________

Commission file number:  0-26457

                         MARINA CAPITAL, INCORPORATED
                ----------------------------------------------
                (Name of small business issuer in its charter)


             Utah                                            87-0554016
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

585 24th Street, Suite 106, Ogden, Utah                          84401
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:  (801) 394-2400

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

                         Outstanding at June 30, 2001
                         -----------------------------
                                    4,131,765
                         $.001 par value common stock

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

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    INDEX

                                                                Page


Condensed Consolidated Balance Sheets as of
June 30, 2002 and December 31, 2001                             F-1

Condensed Consolidated Statements of Operations for the
Three-months ended June 30, 2002 and 2001                       F-2

Condensed Consolidated Statements of Operations for the
Six-months ended June 30, 2002 and 2001                         F-3

Condensed Consolidated Statements of Cash Flows for the
Six-months ended June 30, 2002 and 2001                         F-4

Notes to Condensed Consolidated Financial Statements            F-6

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                   UNAUDITED

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                   June 30,       December 31,
                                                     2002             2001
                                                 ____________     ____________

Real estate under development                     $ 1,716,895     $ 1,679,965
Cash                                                   22,354           2,247
Office equipment, less accumulated depreciation         1,860           2,505
Earnest money                                           1,000               -
                                                  -----------     -----------

  TOTAL ASSETS                                    $ 1,742,109     $ 1,684,717
                                                  ===========     ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interest                                  $   273,958     $   221,564
Accounts payable and accrued expenses                 507,952         392,484
Notes payable                                       1,134,056         986,555
                                                  -----------     -----------

    TOTAL LIABILITIES                             $ 1,915,966     $ 1,600,603
                                                  -----------     -----------

REDEEMABLE PREFERRED STOCK
  Redeemable Preferred stock - no par value;
   authorized 75,000,000 shares; issued and
   outstanding 166,141 shares                         556,778         556,778

STOCKHOLDERS' EQUITY
  Common stock $.001 par value; authorized
   100,000,000 shares; issued and outstanding
   4,131,765                                            4,131           4,131

Additional paid-in capital                          3,883,753       3,881,754

Deficit accumulated in the development stage       (4,618,519)     (4,358,549)
                                                   ----------       ---------

    TOTAL STOCKHOLDERS' EQUITY                       (173,857)         84,114
                                                   ----------       ---------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                         $ 1,742,109     $ 1,684,717
                                                  ===========     ===========

  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Three-months  Three-months    March 5, 1996
                                       ended          ended      (inception) to
                                   June 30, 2002  June 30, 2001   June 30, 2002
                                    ____________   ____________    ____________
REVENUE
  Real estate sales commissions       $        -     $        -      $  112,766
  Rent - land                                  -              -           5,700
  Sale of land                                 -              -          42,325
                                      ----------     ----------     -----------

    TOTAL REVENUE                              -              -         160,791
                                      ----------     ----------     -----------

  Cost of sales                                -              -          25,000
                                      ----------     ----------     -----------
    GROSS MARGIN                               -              -         135,791
                                      ----------     ----------     -----------

OPERATING EXPENSES
  Abandoned projects                         500              -         418,437
  Advertising and promotion                  230            109          17,064
  Commissions                                  -              -          89,841
  Consulting                               2,125         89,731         305,847
  Legal and Accounting                    27,953         28,810         415,097
  Office expenses                         11,548          7,764         215,546
  Miscellaneous                            7,064          2,129          47,165
  Taxes                                      100          1,295          81,975
  Travel & entertainment                     788          2,998         117,971
  Salaries and wages                      41,250         59,470       1,203,312
  Insurance                                3,783          5,781          73,301
  Auto                                     4,800          7,200         121,336
  Depreciation                               323            275           4,595
  Other compensation                           -              -       1,390,464
                                      ----------     ----------     -----------

    TOTAL OPERATING EXPENSES             100,464        205,562       4,501,951
                                      ----------     ----------     -----------

    NET LOSS FROM OPERATIONS            (100,464)      (205,562)     (4,366,160)
                                      ----------     ----------     -----------

OTHER INCOME AND (EXPENSE)
  Interest income                              -            202          13,313
  Interest expense                       (32,478)       (17,923)       (265,672)
                                      ----------     ----------     -----------

    TOTAL OTHER INCOME AND (EXPENSE)     (32,478)       (17,721)       (252,359)
                                      ----------     ----------     -----------

NET LOSS                              $ (132,942)    $ (223,283)    $(4,618,519)
                                      ==========     ==========     ===========

BASIC AND DILUTED LOSS
  PER SHARE                                $(.03)         $(.05)
                                           ======         ======
WEIGHTED-AVERAGE COMMON SHARES
  BASIC AND DILUTED                    4,131,765      4,141,298


  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Six-months       Six-months
                                                 ended            ended
                                             June 30, 2002    June 30, 2001
                                             -------------   --------------
REVENUE
    Real estate sales commissions             $       -       $          -
    Sale of land                                      -              2,325
                                              ---------       ------------
      TOTAL REVENUE                                   -              2,325
                                              ---------       ------------

OPERATING EXPENSES
    Abandoned projects                              500                  -
    Advertising and promotion                       851                295
    Commissions                                       -                  -
    Consulting                                   26,325             89,731
    Legal and Accounting                         28,293             47,767
    Office expenses                              13,769             14,663
    Miscellaneous                                 7,520              4,109
    Taxes                                           705              4,241
    Travel & entertainment                        1,315              7,351
    Salaries and Wages                          105,300            116,545
    Insurance                                     6,283             10,010
    Auto                                          4,800             14,400
    Depreciation                                    646                550
                                              ---------       ------------

      TOTAL OPERATING EXPENSES                  196,307            309,662
                                              ---------       ------------

NET LOSS FROM OPERATIONS                       <196,307>          (307,337)

OTHER INCOME AND (EXPENSE)
    Interest income                                   -                399
    Interest expense                            (63,663)           (35,121)
                                              ---------       ------------

      TOTAL OTHER INCOME AND (EXPENSE)          (63,663)           (34,722)
                                              ---------       ------------

NET LOSS                                    $  (259,970)       $  (342,059)

BASIC AND DILUTED LOSS PER SHARE                  $(.06)             $(.08)

WEIGHTED AVERAGE COMMON SHARES --
    BASIC AND DILUTED                         4,131,765          4,141,298

The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

               CONSOLIDATED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Six-months      Six-months      March 5, 1996
                                                                 ended            ended        (inception) to
                                                             June 30, 2002    June 31, 2001    June 30, 2002
                                                             ______________   ______________   ____________

OPERATING ACTIVITIES
____________________

Net loss                                                     $ (259,970)      $ (342,059)      $(4,618,519)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Write down of Shupe-Williams project                              -                -           380,493
    Accounts payable and accrued expenses                       143,691           91,573           559,916
    Depreciation                                                    646              550             4,594
    Gain on sale of asset                                             -                -           (16,000)
    Stock option compensation                                         -                -         1,390,464
    Stock issued for services                                         -           84,376           315,954
    Interest on preferred stock                                  24,170           20,370           157,618
    Change in other assets                                            -                -             8,500
                                                             ----------       ----------       -----------

Net cash used in operating activities                           (91,463)        (145,190)       (1,816,980)
                                                             ----------       ----------       -----------

INVESTING ACTIVITIES
____________________

Sale of land                                                          -                -            40,000
Real estate development                                         (37,930)         (56,194)       (1,280,303)
Purchase of equipment                                                 -                -            (6,454)
                                                             ----------       ----------       -----------

Net cash used in investing activities                           (37,930)         (56,194)       (1,246,757)
                                                             ----------       ----------       -----------

FINANCING ACTIVITIES
____________________

Principle payments on notes payable                            (122,500)               -          (624,313)
Proceeds from notes payable                                     270,000           52,250         1,098,369
Proceeds from sale of redeemable preferred stock                      -           76,000           531,778
Proceeds from sale of common stock                                2,000          102,500         2,088,757
Debt issuance cost                                                    -          (11,900)           (8,500)
                                                             ----------       ----------       -----------

Net cash provided in financing activities                       149,500          218,850         3,086,091
                                                             ----------       ----------       -----------

Increase in cash                                                 20,107           17,466            22,354

Cash at beginning of period                                       2,247              223                 -
                                                             ----------      -----------       -----------
Cash at end of period                                        $   22,354      $    17,689       $    22,354
                                                             ==========      ===========       ===========


  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                             FOR THE YEARS ENDED

                                                               Six-months     Six-months       March 5, 1996
                                                                 ended            ended        (inception) to
                                                             June 30, 2002    June 30, 2001    June 30, 2002
                                                             ______________   ______________   ____________

SUPPLEMENTAL DISCLOSURES
________________________

Cash paid during the period for interest                     $     7,200      $    18,197      $   265,672


Non-cash investing activities - Acquisition of
  land with issuance of note payable                                   -                -          725,000

Reacquisition of land with issuance of 10,538
    shares of common stock valued at $3.75 per
    share                                                              -                -           39,514

Conversion of $31,200 of obligation under
    a note payable for 8,320 shares of common
    stock at $3.75 per share                                           -                -           31,200

  Conversion of $25,000 of obligation under a
    note payable for 6,667 shares of preferred stock
    valued at $3.75 per share                                          -                -           25,000


  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

A.  Nature of Business

    Marina Capital, Incorporated (the Company) was incorporated in Utah on March 5, 1996. The purpose of the Company is to invest in and develop various real estate and other business opportunities. The Company has one real estate project in various stages of development in the Northern Utah area, the OlymPeak Estates project.

B.  Basis of  Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of June 30, 2002 and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Company's annual report on form 10-KSB, for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

    The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expense for the period being reported. Actual results could differ from those estimates. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2002 or future annual periods.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                        NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (CONTINUED)


NOTE 2 - REDEEMABLE PREFERRED STOCK

The Company has issued 166,141 shares of redeemable preferred stock at a price of $2.50 to $3.00 per share. The redeemable preferred stock bears interest at 10 to 12 percent per annum which is payable in cash or additional preferred stock of the Company, at the option of the holder.

Interest related to preferred stock in the amounts of $12,085, and $55,887 for the three-month periods ended June 30, 2002, and year ended December 31, 2001, respectively has been recognized as interest expense in the accompanying condensed consolidated statements of operations.


NOTE 3 - LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period.
Diluted loss per share is the same as basic loss per share since options to purchase 900,000 potential shares of common stock for the six month periods ended June 30, 2002, and year ended December 31, 2001, are not included in the computation of diluted loss per share as their effect would have been anti-dilutive.


NOTE 4 - SHUPE WILLIAMS IMPAIRMENT LOSS

On April 14, 2002, the city of Ogden reclaimed its ownership in the Shupe-Williams Plaza project. The city reclaimed the property due to the Company's inability to obtain financing necessary to complete refurbishment of the building within the time frame specified by the City.

As of December 31, 2001, the Company was cognizant of the City's rights and intentions with regard to the Shupe-Williams project, and accordingly, recognized an impairment loss on the project for the 2001 year in the amount of $390,753. This loss represented all direct cost invested in the project through December 31, 2001. The Company has retained legal counsel and is considering legal action to recover costs expended on this project. The outcome is uncertain.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (CONTINUED)


NOTE 5 - REAL ESTATE

Total capitalized costs and related changes in the cost of developed property are as follows:

                                                Powder
                                  OlymPeak     Mountain
                                   Estates       Land            Total
                                 __________    _________      __________

Balance at December 31, 2001     $1,544,449    $ 135,516      $1,679,965

Development costs capitalized        30,165            -          36,930
                                 ----------    ---------      ----------

Balance at June 30, 2002         $1,581,379    $ 135,516      $1,716,895
                                 ==========    =========      ==========


NOTE 6 - STOCK OPTION AGREEMENTS

In October and December, 1998, in exchange for services from an existing stockholder, the Company issued to such stockholder options to acquire an additional 500,000 shares of common stock at the exercise price of $2.50 per share.

Effective March 14, 2000, the Company granted Officers of the Company options to acquire 400,000 shares of the Company's common stock at the price of $3.50 per share. The option to acquire common stock terminates in conjunction with the termination of the Officer's employment agreements on October 31, 2003.

There were no options granted or exercised during the 6 months ended June 30, 2002.


NOTE 7 - NOTES PAYABLE

In January 2002, the Company borrowed $10,000 from a stockholder, secured by the Powder Mountain property. It also borrowed $185,000 at 18% from a non-related party, secured by the Olympeak real estate and Powder Mountain property. $112,500 was used to pay-off an existing note. In June 2002, the Company borrowed $75,000 at 12% from a stockholder, secured by the Powder Mountain property.

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

RESULTS OF OPERATIONS

Revenues

The Company is primarily engaged in developing the OlymPeak Estates project. No sales have been realized from the project as the Company is in the process of obtaining the necessary permits and funding to develop the project. As of June 30, 2002, the Company had expended $602,554 (in addition to the original land purchase for $978,825) on OlymPeak Estates. All costs have been capitalized. Prospective buyers have reserved lots, but no sales can be finalized until the project is sufficiently complete. The Company had no revenues during the six-months ended June 30, 2002.

Operating Expenses

For the quarter ending June 30, 2002, operating expenses decreased 51% as compared to the same period from the previous year. Total operating expenses were $100,464 and $205,562 for the quarters ending June 30, 2002 and 2001.
The largest expense is salaries and wages which decreased $18,220. Salaries have been accrued and shown as an expense and payable, however none has actually been paid in 2002. The largest decrease was in consulting fees which decreased by $91,856. Management feels that operating expenses will remain at this current level for the remainder of the year.

For the six months ended June 30, 2002, operating expenses decreased $113,355 or 37%. This was mainly the result of decreases in consulting fees, legal and accounting fees, and salaries.

Operating Loss

The Company reported an operating loss of $100,464 for the second quarter of 2002, compared with an operating loss of $205,562 for the prior year's second quarter. The operating loss for the six months ended June 30, 2002 was $196,307 compared to a loss of $307,337 for the prior year six month period. These decreases are due to the decrease in operating expenses as described above. The Company will more than likely continue to show an operating loss until sales commence on the OlymPeak project.

Other Income (Expenses)

For the quarter ending June 30, 2002 and 2001, the Company reported interest expense of $32,478 and $17,923 related to redeemable preferred stock and short term notes. Additionally, the Company has capitalized $13,515 of interest in each of the quarters ending June 30, 2002 and 2001 on the OlymPeak land purchase note.
                                       2

For the six months ending June 30, 2002 and 2001, the Company reported interest expense of $63,663 and $35,121 related to redeemable preferred stock and short term notes. Additionally, the Company has capitalized $27,030 of interest in each of the quarters ending June 30, 2002 and 2001 on the OlymPeak land purchase note.

Income Taxes

Although the Company has incurred operating losses during the six-month period ended June 30, 2002, no income tax benefit has been recognized. The Company continues to be in the development stage, and although is has certain real estate projects under various degrees of development, the Company will be able to generate sufficient future profits necessary to realize income tax benefits from losses incurred through June 30, 2002.

Liquidity and Financial Resources

The Company had negative working capital of ($759,556) at June 30, 2002. It has invested $1,716,895 in real estate projects. Stockholders have invested $4,442,662 in the Company as of June 30, 2002 with $2,000 being invested during the three months ended June 30, 2002. The Company is working on obtaining financing to complete the Olympeak project or to sell the whole project. The Company's estimates are that the OlymPeak Estates project will require $1,500,000 to $2,000,000 in the construction of roads and a water and sewer system which are necessary to complete the project. Management feels it will be able to obtain the financing needed to complete the construction and also fund ongoing operations either through additional stock transactions or loans.
Public trading of the Company's stock has commenced. The Company is also in the process of preparing a private offering. However, no loan commitments have been made and there can be no assurance that such funds will be raised in sufficient amounts to meet the cash requirements of the Company.

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


Marina Capital, Inc.
(Registrant)


/s/Larry R. Walker
____________________________
Larry R. Walker
Chief Executive Officer



Date:	August 12, 2002