Form 10QSB
period 2002-09-30
MARINA CAPITAL INC
filed 2002-11-21
CIK 1027983

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________to_______________

Commission file number:  0-26457

                         MARINA CAPITAL, INCORPORATED
                ----------------------------------------------
                (Name of small business issuer in its charter)


             Utah                                            87-0554016
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

 5242 S. College Drive Suite 330, Salt Lake City, Utah           84123
-------------------------------------------------------        ----------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:  (801) 394-2400

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

                       Outstanding at September 30, 2002
                       ---------------------------------
                                    4,499,370
                         $.001 par value common stock

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

ITEM 6. Exhibits and Reports on Form 8-K................................... 6

                        PART I--FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED
                     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    INDEX

                                                                Page


Condensed Consolidated Balance Sheets                           F-1

Condensed Consolidated Statements of Operations for the
three-months ended September 30, 2002 and 2001                  F-2

Condensed Consolidated Statements of Operations for the
nine-months ended September 30, 2002 and 2001                   F-3

Condensed Consolidated Statements of Cash Flows for the
nine-months ended September 30, 2002 and 2001                   F-4
                                                                to
                                                                F-5

Notes to Condensed Consolidated Financial Statements            F-6

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                  Septembr 30,    December 31,
                                                      2002           2001
                                                   ----------     ------------

Real estate under development                      $1,595,116     $1,679,965
Cash                                                      327          2,247
Office equipment, less accumulated depreciation         1,537          2,505
                                                   ----------     ----------

      TOTAL ASSETS                                 $1,596,980     $1,684,717
                                                   ==========     ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interest                                   $  300,294     $  221,564
Accounts payable and accrued expenses                 493,692        392,484
Notes payable                                         962,806        986,555
                                                   ----------      ---------

      TOTAL LIABILITIES                             1,756,792      1,600,603
                                                   ----------      ---------

REDEEMABLE PREFERRED STOCK
    Redeemable Preferred stock - no par value;
     Authorized 75,000,000 shares; issued and
     outstanding 142,141 shares                       556,778        556,778

STOCKHOLDERS' EQUITY
    Common stock $.001 par value; authorized
     100,000,000 shares; issued and outstanding
     4,499,370 shares in 2002 and 4,130,965
     shares in 2001                                     4,499          4,131

Additional paid-in capital                          4,311,870      3,881,754

Deficit accumulated in the development stage       (5,032,959)    (4,358,549)
                                                   -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           (159,812)         84,114
                                                   -----------    -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIT)                  $1,596,980     $ 1,684,717
                                                   ==========     ===========

  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Three-months   Three-months   March 5, 1996
                                       ended          ended      (inception) to
                                   Sept 30, 2002  Sept 30, 2001   Sept 30, 2002
                                    ------------   ------------  --------------
REVENUE
    Real estate sales commissions  $         -     $     4,920     $   112,766
    Rent-land                                -               -           5,700
    Sale of land                       244,600               -         286,925
                                    ------------   -----------   -------------
      TOTAL REVENUE                    244,600           4,920         405,391
                                    ------------   -----------   -------------

    Cost of sales                      142,144               -         167,144
                                    ------------   -----------   -------------
      GROSS MARGIN                     102,456           4,920         238,247
                                    ------------   -----------   -------------

OPERATING EXPENSES
    Abandoned projects                       -               -         418,437
    Advertising and promotion              (84)            317          16,980
    Commissions                              -           2,952          89,841
    Consulting                         299,719             150         605,566
    Legal and Accounting                43,557           4,912         458,654
    Office expenses                      5,717           5,495         221,263
    Miscellaneous                        2,471           1,828          49,636
    Taxes                                  405               -          82,380
    Travel & entertainment               1,114           3,963         119,085
    Salaries and Wages                 165,022          56,850       1,368,334
    Insurance                            2,979           3,955          76,280
    Auto                                     -           7,200         121,336
    Depreciation                           323             275           4,918
    Other compensation                       -               -       1,390,464
                                    ------------   -----------   --------------

      TOTAL OPERATING EXPENSES         521,223          87,897       5,023,174
                                    ------------   -----------   --------------

      NET LOSS FROM OPERATIONS        (418,767)        (82,977)     (4,784,927)
                                    ------------   -----------   --------------

OTHER INCOME AND (EXPENSE)
    Other Income                        23,984               -          23,984
    Interest income                         74              46          13,387
      Interest expense                 (19,731)        (20,391)       (285,403)
                                    ------------   -----------   --------------

      TOTAL OTHER INCOME
          AND (EXPENSE)                  4,327         (20,345)       (248,032)
                                    ------------   -----------   --------------

NET LOSS                           $  (414,440)    $  (103,322)    $(5,032,959)
                                   ============    ===========    =============

BASIC AND DILUTED LOSS PER SHARE         $(.10)          $(.02)
                                        =======        =======

WEIGHTED AVERAGE COMMON SHARES --
    BASIC AND DILUTED                4,335,119       4,144,965

  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Nine-months      Nine-months
                                                 ended            ended
                                             Sept 30, 2002    Sept 30, 2001
                                             -------------   --------------
REVENUE
    Real estate sales commissions            $         -       $     4,920
    Sale of land                                 244,600             2,325
                                              ----------       -----------
      TOTAL REVENUE                              244,600             7,245
                                              ----------       -----------

    Cost of Sales                                142,144                 -
                                              ----------       -----------
     GROSS MARGIN                                102,456             7,245
                                              ----------       -----------

OPERATING EXPENSES
    Advertising and promotion                        767               612
    Commissions                                        -             2,952
    Consulting                                   326,044            89,881
    Legal and Accounting                          71,850            52,678
    Office expenses                               19,486            20,159
    Miscellaneous                                  9,991             5,935
    Taxes                                          1,110             4,241
    Travel & entertainment                         2,429            11,315
    Salaries and Wages                           270,322           173,395
    Insurance                                      9,262            13,966
    Auto                                           4,800            21,600
    Depreciation                                     969               825

      TOTAL OPERATING EXPENSES                   717,030           397,559
                                              ----------       -----------

NET LOSS FROM OPERATIONS                        (614,574)         (390,314)
                                              ----------       -----------

OTHER INCOME AND (EXPENSE)
    Other Income                                  23,484                 -
    Interest income                                   74               445
      Interest expense                           (83,394)          (55,512)
                                              ----------       ------------

      TOTAL OTHER INCOME AND (EXPENSE)           (59,836)          (55,067)
                                              ----------       ------------

NET LOSS                                     $  (674,410)         (445,381)
                                             ===========       ===========

BASIC AND DILUTED LOSS PER SHARE                   $(.16)            $(.11)
                                                   =====             =====

WEIGHTED AVERAGE COMMON SHARES --
    BASIC AND DILUTED                          4,199,312         4,144,965

The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     Nine-months   Nine-months     March 5, 1996
                                       ended          ended       (inception) to
                                   Sept 30, 2002  Sept 30, 2001    Sept 30, 2002
                                   -------------  --------------  --------------

OPERATING ACTIVITIES
____________________

Net loss                            $  (674,410)    $  (445,381)   $(5,032,959)
Adjustments to reconcile net
 loss to net cash used in
 operating activities:
       Accounts payable and
         accrued expenses               159,302         177,788        573,442
    Depreciation                            969             825          4,917
    Gain on sale of assets             (102,456)              -       (118,456)
    Stock option compensation                 -               -      1,390,464
    Stock issued for services           368,406          84,376        684,360
    Interest on preferred stock
         and notes                       20,638          34,309        166,171
    Write down of Shupe-Williams
         project                              -               -        380,493
    Change in other assets                    -               -          8,500
                                     ----------      ----------     ----------
Net cash used in operating
     activities                        (227,551)       (148,083)    (1,943,068)
                                     ----------      ----------     ----------

INVESTING ACTIVITIES
____________________

Sale of land                            237,970           2,325        277,970
Real estate development                 (50,668)        (76,219)    (1,293,041)
Purchase of equipment                         -               -         (6,454)
                                     ----------      ----------     ----------

Net cash provided (used) in
     investing activities               187,302         (73,894)    (1,021,525)
                                     ----------      ----------     ----------

FINANCING ACTIVITIES
____________________

Principle payments on notes payable    (301,870)        (16,500)       (810,564)
Proceeds from notes payable             278,120          68,750       1,103,369
Proceeds from sale of redeemable
     preferred stock                          -          76,000         531,778
Proceeds from sale of common stock       62,079         116,250       2,148,837
Debt issuance costs                           -         (14,400)         (8,500)
                                     ----------      ----------     -----------
Net cash provided in financing
     activities                          38,329         230,100       2,964,920
                                     ----------      ----------     -----------

Increase (decrease) in cash              (1,920)          8,123             327

Cash at beginning of period               2,247             223               -
                                     ----------     -----------    ------------
Cash at end of period               $       327     $     8,346     $       327
                                     ==========     ===========    ============

  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)
                                  UNAUDITED

                      CONDENSED CONSOLIDATED STATEMENTS
                          OF CASH FLOWS (CONTINUED)


                                    Nine-months    Nine-months    March 5, 1996
                                       ended          ended       (inception) to
                                   Sept 30, 2002   Sept 30, 2001  Sept 30, 2002
                                   -------------  --------------  --------------

SUPPLEMENTAL DISCLOSURES
________________________

Cash paid during the
period for Interest                 $     3,600     $    18,197    $   314,273


Non-cash investing activities -
   Acquisition of land with
   issuance of note payable                   -               -    $   725,000

Reacquisition of land with issuance
  of 10,538 shares of common stock
  valued at $3.75 per share                   -               -    $    39,514

Conversion of $31,200 of obligation
  under a note payable for 8,320
  shares of common stock at $3.75
  per share                                   -               -    $    31,200

Conversion of $25,000 of obligation
  under a note payable for 6,667
  shares of preferred stock valued
  at $3.75 per share                          -               -    $    25,000

Conversion of $40,079 of obligation
  under a note payable for 16,038
  shares of common stock at $3.75
  per share                              40,079               -    $    40,079

  The accompanying notes are an integral part of these financial statements.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

A.  Nature of Business

    Marina Capital, Incorporated (the Company) was incorporated in Utah on March 5, 1996. The purpose of the Company is to invest in and develop various real estate and other business opportunities. The Company has one real estate project in the Northern Utah area, the OlymPeak Estates project, however, development efforts ceased and the Company is attempting to sell the project in its current undeveloped condition.


B.  Basis of  Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 2002 and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Company's annual report on form 10-KSB, for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

    The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expense for the period being reported. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2002 or future annual periods.

NOTE 2 - REDEEMABLE PREFERRED STOCK

The Company has issued 142,141 shares of redeemable preferred stock at a price of $2.50 to $4.25 per share. The redeemable preferred stock bears interest at 7 to 12 percent per annum which is payable in cash or additional preferred stock of the Company, at the option of the holder.

Interest related to preferred stock in the amounts of $32,455, and $32,455 for the nine-month periods ended September 30, 2002 and 2001, respectively has been recognized as interest expense in the accompanying condensed consolidated statements of operations.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 - LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share since options to purchase 900,000 potential shares of common stock for the nine month periods ended September 30, 2002, and year ended December 31, 2001, are not included in the computation of diluted loss per share as their effect would have been anti-dilutive.


NOTE 4 - CONTINGENT LIABILITIES

On April 14, 2002, the City of Ogden reclaimed its ownership in the Shupe-Williams Plaza project. The City reclaimed the property due to the Company's inability to obtain financing necessary to complete refurbishment of the building within the time frame specified by the City.

As of December 31, 2001, the Company was cognizant of the City's rights and intentions with regard to the Shupe-Williams project, and accordingly, recognized an impairment loss on the project for the 2002 year in the amount of $390,753. This loss represented all direct cost invested in the project through December 31, 2001.


NOTE 5 - REAL ESTATE

Total capitalized costs and related changes in the cost of developed property are as follows:

                                                  Powder
                                 OlymPeak        Mountain
                                  Estates          Land         Total
                                  -------        -------        -----

Balance at December 31, 2001    $1,544,449     $  135,516     $1,679,965

Sale of land                             -       (135,516)      (135,516)

Development costs capitalized       50,667                        50,667
                                 ---------     ----------     ----------

Balance at September 30, 2002   $1,595,116     $        -     $1,595,116
                                ==========     ==========     ==========

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

Effective March 14, 2000, the Company granted Officers of the Company options to acquire 400,000 shares of the Company's common stock at the price of $3.50 per share. The option to acquire common stock terminates in conjunction with the termination of the Officer's employment agreements on October 31, 2003.
As of January 2002, and November 2002, both officers have resigned as officers and directors of the Company; however, the stock options granted under the Agreements, remain outstanding.

There were no options granted or exercised during the nine months ended September 31, 2002.


NOTE 7 - NOTES PAYABLE

In January 2002, the Company borrowed $10,000 from a stockholder, secured by the Powder Mountain property. It also borrowed $185,000 at 18% from a non-related party, secured by the Olympeak real estate and Powder Mountain property. $112,500 was used to pay-off an existing note. In June 2002, the Company borrowed $75,000 at 12% from a stockholder, secured by the Powder Mountain property which was repaid in September 2002. In May 2002, 4 notes totaling $36,000 were converted to common stock. During the three-months ended September 30, 2002, notes payable totaling $150,000 were satisfied with proceeds from the sale of the Powder Mountain property and notes totaling $40,079 were converted to common stock.


NOTE 8 - STOCK BASED COMPENSATION

On July 9, 2002, the Board of Directors authorized the CEO to issue up to 1,000,000 shares of common stock for barter, trade, incentives, and bonus.
For the three- months ended September 30, 2002, the Company had issued
365,000 shares of common stock valued at $1 per share for such compensation.
An additional 150,000 shares has been issued in October 2002. 70,000 shares were issued to the former President and CEO as salary, 75,000 to the Company's corporate legal consel for legal fees, 50,000 to the Compay's CFO for accounting services, 75,000 to an unrelated party for investor relations work, and 245,000 to 11 other officers and directors as compensation for their work in trying to promote and build the Company, but not approved by the shareholders.


NOTE 9 - SUBSEQUENT EVENTS

On October 31, 2002, a plan for reorganizing and recapitalizing the Company was presented to the Board of Directors by a group of shareholders. As a result, the entire Board of Directors and Officers resigned their positions and new officers and directors were elected. Except for Charles Priest.

                         MARINA CAPITAL, INCORPORATED
                       (A Development Stage Enterprise)

                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (CONTINUED)


NOTE 10 - CONTINGENT LIABILITIES

A former officer of the Company resigned due to an alleged breach of his Employment Agreement and is seeking unpaid and future wages as set forth in the Agreement; however, the Company has recognized the liability for unpaid back wages to the officer. Management believes that the ultimate outcome of the settlement with the former officer will not have a material adverse affect on the Company's financial position or results of operation.

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

RESULTS OF OPERATIONS

Revenues

The Company is primarily engaged in developing real estate and currently has one project, the OlymPeak Estates. No sales have been realized from the project. The Company has ceased development efforts and is in the process of marketing the whole project in its current undeveloped condition. As of September 30, 2002, the Company had expended $616,291 (in addition to the original land purchase of $978,825) on OlymPeak Estates for preliminary construction costs. All costs have been capitalized. Prospective buyers have reserve lots, but no sales can be finalized until the project is sufficiently complete. In August 2002, the Company sold a 2 acre parcel of land which it owned at the Powder Mountain Ski Resort for $244,600 realizing a gain of $102,456. No other revenues have been received in 2002. The Company has real estate agents engaged in brokering other real estate parcels. This has generated commissions of $4,920 in the quarter ending September 30, 2001 but none in 2002. In the first quarter of 2001, the Company sold a small parcel of land from the Shupe-Williams project to the City for $2,325 for sidewalk improvements.

Operating Expenses

For the quarter ending September 30, 2002, operating expenses increased $433,326 or 493% as compared to the same period from the previous year. Total operating expenses were $521,223 and $87,897 for the quarters ending September 30, 2002 and 2001. Consulting fees increased by $299,569 as a result of issuing 295,000 shares of stock, valued at $1.00 per share, to various officers, directors and other inviduals, as incentives to work with the Company and compensation for services performed. No cash was expended for consulting. Legal and accounting expense increased $38,645. Salaries also increased by $108,172 as a result of issuing $70,000 shares of stock, valued at $70,000 to the Company CEO for his efforts in trying to rebuild the Company. No cash was expended for salaries. Other income of $23,984 resulted from settling several outstanding payables at less than face value.

For the nine months ended September 30, 2002, operating expenses increased 80% or $319,471. Consulting fees increased by $236,163 during the period as a result of the third quarter stock compensation as stated above. Legal and accounting fees increased by $19,172. Salaries increased $96,927, primarily as a result of issuing stock to the Comany's CEO.

Operating Loss

The Company reported an operating loss of $418,767 for the third quarter of 2002, compared with an operating loss of $82,977 for the prior year's third quarter. This was an increase of $335,790 or 305%. On a year-to-date basis, the Company reported an operating loss of $614,574 for an increase of 57% or $224,260 in 2002, compared with an operating loss of $390,314 for the first nine months of 2001. The largest expenses are salaries $270,322, consulting $326,044, and legal and accounting, $71,850. The primary cause for the increase in the operating loss was the compensation incurred in connection with the issuance of common stock to officers, directors and individuals in the third quarter. The Company will more than likely continue to show an operating loss until a sale is realized on the OlymPeak project.

Other Income (Expenses)

For the quarter ending September 30, 2002 and 2001, the Company reported interest expense of $19,731 and $20,391 related to redeemable preferred stock and short term notes. Additionally, the Company has capitalized $13,515 interest per quarter on the OlymPeak land purchase note. Year-to-date interest expense for the nine months-ended September 30, 2002 and 2001 was $83,394 and $55,512. The increase was due to the issuance of additional debt.

Income Taxes

Although the Company has incurred operating losses during the nine-month and three-month periods ended September 30, 2002, no income tax benefit has been recognized. The Company continues to be in the development stage, and although it has certain real estate projects under various degrees of development, the Company has a limited operating history. Currently, there is not adequate assurance the Company will be able to generate sufficient future profits necessary to realize income tax benefits from losses incurred through September 30, 2002.

Liquidity and Financial Resources

The Company had negative working capital of ($161,349) at September 30, 2002. It has invested $1,595,116 in real estate projects and has short-term debt of $1,756,792 and no long-term debt. Stockholders have invested $4,873,147 in the Company as of September 30, 2002. The Company is working on selling the OlymPeak Estates project which should generate sufficient proceeds to pay off all outstanding debt and provide some working capital. However, no sales have been finalized.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         None


ITEM 5.  Other Information.

On October 31, 2002, a plan for reorganizing and recapitalizing the Company was presented to the Board of Directors by a group of shareholders. As a result, Larry Walker, Russell Maughan, Gordon Walker, William Tabor and Diana Goetschow resigned their positions as directors and officers of the Company and Ben del Rio resigned as Secretary/Treasurer. Charles Priest remained as a director. The following new directors were elected to the Board, effective as of November 1, 2002:

BRENT KERLIN. Mr. Kerlin has over 25 years experience in Program Management, construction Management and Real Estate Development. Mr. Kerlin, from 2001 to the present works for Carter & Burgess, Inc., a leading national Architectural, Engineering, Construction Management and Consulting firm as the Regional Director Facilities-Communications. Mr. Kerlin's major responsibility is the development of business opportunities with national firms in the western region for Carter & Burgess. From 1993 to 2001, Mr. Kerlin worked for Pacific Bell as a Project Manager, CPM. While employed by Pacific Bell, one of Mr. Kerlin's responsibilities was to manage the design, construction and budget of improvements, to building electrical and mechanical systems (including heating, ventilating, air conditioning, plumbing, hazardous materials, UPS, electrical systems and distribution, fire alarm and suppression systems). In 1992, Mr. Kerlin, on a contractual basis, acted as an Associate with Lee, Burkhart, Liu Architects, Planners, Consultants where he functioned as the on-site contracts administrator for various technical projects and renovations of El Camino Hospital located in Mountain View, CA. From 1989 to 1992, Mr. Kerlin was the Director of Facilities for Northern California Presbyterian Homes (NCPH), which is a nonprofit life care organization which operates six retirement facilities with a resident population of 1650 and more than 700 employees. Mr. Kerlin reported directly to the President of NCPH, and provided direction for the operation, maintenance, and rehabilitation of the physical plant of all six of the facilities and their major pieces of equipment. From 1988 to 1989, Mr. Kerlin was the Senior Project Manager/Facility engineer for Advanced Micro devices (AMD), one of the nation's largest semiconductor manufacturers. Mr. Kerlin was responsible for providing engineering and project management for capital work requests. From 1986 to 1988, Mr. Kerlin was the Owners Representative/Facilities engineer for the ALZA Corporation a 20-year old organization that conducts R&D in therapeutic drug delivery systems. Mr. Kerlin was responsible for design review, billing and budgets, coordination of process equipment installation, creating a maintenance department, implementing safety and security systems, code compliance. From 1979 to 1986, Mr. Kerlin was the CEO/General Manager for Dark, Inc., an industrial/commercial electrical general contracting firm specializing in tenant improvements, computer facility installation renovations, design and construction of specialized commercial projects. Mr. Kerlin managed all parts of the business with an emphasis on engineering, design, budgeting, planning and purchasing in addition to the management of cash flow, contract negotiations, public relations, licenses and safety.

Mr. Kerlin earned a B.S. Equivalent as a Certified Project Manager, Bellcore/ Pacific Bell Project Manager Certification Program in 1996. In 1986, Mr. Kerlin graduated from the University of the Air Force in Civil Engineering Squadron, Power Production Specialist. In 1968 to 1969, Mr. Kerlin completed a wide variety of business administration and accounting courses at Golden Gate University and Skyline College in 1969 to 1970. Mr. Kerlin also completed courses in Data Processing/Business at Boise State University. Mr. Kerlin has received additional training in Facilities Maintenance-UC Berkeley, Processing Safety Management-Dupont Corporation and holds apprentice/ journeyman electrician certificates. Mr. Kerlin is a Veteran from the US Air Force where he received an Honorable Discharge.

JACK COY. Mr. Coy has 25 years experience in the Communications/Real Estate Marketing industry. Mr. Coy from 1999 to the present works with SBC Corporate Real Estate as a Project Manager for Design and Construction. His responsibilities include construction management, new buildings and tenant improvements. The total value of projects completed is approximately $36 million. From 1996, to 1999, Mr. Coy worked for MGA Architects as a Division Manager for New Business Development where he increased annual sales from $15 million to $24 million while adding and developing three new lines of business. Mr. Coy, from 1990 to 1996 worked with SBC Corporate Real Estate as a Planner in New Project Development where he was responsible for project economic justification through discounted cash flow analysis, relocation coordination and Real Estate portfolio management. From 1984 to 1990, Mr. Coy worked with Pacific Bell as a Director of Marketing Methods and Practices. Mr. responsibilities included the development and maintenance of Marketing M&P, development of sales and advertising strategies. In 1975, Mr. Coy graduated from California State University, located in Sacramento, CA with a B.A. Degree in Marketing.

DON L. SOUTER. Mr. Souter has over 30 years experience in the air conditioning and sheet metal business. In 1977 and to the present, Mr. Souter started and is the owner/Vice President of Custom Aire, a controls, sheet metal, air conditioning and heating business located in Sacramento, CA. Custom Aire services clients such as Southwestern Bell Corporation, Jones, Lang, Lasalle and Siemens Building Technologies. From 1972 to 1977, Mr. Souter worked for Berkin & Clark Air Conditioning as a shop boy responsible for cleaning, loading trucks and deliveries. Mr. Souter became a sheet metal journeyman while at Berkan & Clark and left to start his own business. Mr. Souter attended River Junior College and Sierra Junior College where he completed courses in computer sciences and accounting. Mr. Souter has also completed courses in business, trade and construction management.

SHEILA KELLY. Ms. Kelly was Corporate Secretary and Director for the Company from inception through March of 1999. Ms. Kelly has been involved in real estate as an investor, consultant and sales agent for 29 years. Ms. Kelly has also consulted with clients in the acquisition of residential and commercial real estate properties and has also been involved in several condominium conversion projects. Currently, Ms. Kelly, sells real estate n the Lake Tahoe, Nevada area. Ms. Kelly attended Mon Fertile Finishing School in Morges, Switzerland and obtained a Degree in French Literature. Ms. Kelly obtained her Real Estate Sales License from the State of California in 1973 and the State of Nevada in 1996.

Brent Kerlin was appointed to the office of President and CEO, Don Souter as Vice President, Charles Priest as the Corporate Secretary and Jack Coy as the Treasurer.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

         Exhibit 99.1 Certification of Principal Executive, Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350

         (b)  Form 8-K

         The Company filed a report on Form 8-K on August 27, 2002 regarding
         Item 2. The Acquisition or Disposition of Assets wherein the Company reported that it had disposed of one of its assets, which consisted of the Ski Inn at Powder Mountain property, which is a piece of real estate property located in Northern Utah, Cache County, and is adjacent to the main parking lot at Powder Mountain Ski Resort, eight miles from Eden, Utah. The property is a two (2) acre parcel of mountainous unimproved land with access through the Powder Mountain Resort parking lot and is located one hour from the Salt Lake City International Airport, and thirty minutes from Ogden, Utah. The ski lifts and trails can be skied directly to and from the property.

         The Company had no immediate plans to develop the property, however, the Company began to seek third parties to whom the property could be sold for future development.

         On August 10, 2002, the Company signed a Real Estate Purchase Contract to sell the Ski Inn at Powder Mountain property to an unrelated third party for the sum of $244,600.


                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Marina Capital, Inc.
 (Registrant)


/s/Brent W. Kerlin
_______________________
Brent W. Kerlin
Chief Executive Officer



Date:   November 20, 2002

Exhibit "99.1"

        CERTIFICATION OF PRINCIPAL EXECUTIVE, ACCOUNTING AND FINANCIAL
                 OFFICER PURSUANT TO 18 U.S.C. SECTION 1350


In connection with the Quarterly Report of Marina Capital, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Larry R. Walker, President of the Company to October 31, 2002, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Larry Walker
_______________
Larry Walker
Past President
November 20, 2002

        CERTIFICATION OF PRINCIPAL EXECUTIVE, ACCOUNTING AND FINANCIAL
                  OFFICER PURSUANT TO 18 U.S.C. SECTION 1350


In connection with the Quarterly Report of Marina Capital, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Brent Kerlin, President of the Company as of November 1, 2002, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as reported to me.


/s/Brent Kerlin
_______________
Brent Kerlin
President
November 20, 2002

        CERTIFICATION OF PRINCIPAL EXECUTIVE, ACCOUNTING AND FINANCIAL
                  OFFICER PURSUANT TO 18 U.S.C. SECTION 1350


In connection with the Quarterly Report of Marina Capital, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Gordan James, Accounting and Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Gordon James
________________
Gordon James
Accounting and Financial Officer
November 20, 2002